Form 10-Q
period 1995-03-31
USMX INC
filed 1995-05-15
CIK 315523

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1995

                                  or

     [   ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

      For the transition period from ______________________ to_________________


                     Commission File Number 0-9370

                         ____________________
                              USMX, INC.
        (Exact name of registrant as specified in its charter)
                         ____________________

             Delaware                              84-1076625
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

  141 Union Boulevard, Suite 100
        Lakewood, Colorado                            80228
 (Address of principal executive offices)          (Zip Code)

                            (303) 985-4665
         (Registrant's telephone number, including area code)

                            Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                         Yes  X         No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class of Common            Outstanding at
                   Stock                 May 12, 1995
              ----------------           ---------------
              $.001 par value              14,747,019

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements


USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)
                                                                                                   March 31,          December 31,
                                                                                                     1995                 1994
                                                                                           ---------------------    ---------------
ASSETS
    Cash and equivalents                                                                   $         10,365         $     12,014
    Deferred mining and processing costs                                                              2,414                2,344
    Federal income taxes receivable                                                                     459                  274
    Other current assets                                                                                237                  291
                                                                                           ---------------------    ---------------
      Total current assets                                                                           13,475               14,923
                                                                                           ---------------------    ---------------
    Property, plant & equipment                                                                      11,915               11,210
    Accumulated depreciation, depletion and amortization                                             (3,431)              (3,418)
                                                                                           ---------------------    ---------------
      Net property, plant and equipment                                                               8,484                7,792
    Other assets                                                                                      1,617                1,475
                                                                                           ---------------------    ---------------
Total assets                                                                               $         23,576         $     24,190
                                                                                           =====================    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                                                       $            161         $        197
    Accrued salaries                                                                                     53                   32
    Accrued reclamation                                                                                 441                  493
    Other accrued liabilities                                                                            73                   96
                                                                                           ---------------------    ---------------
      Total current liabilities                                                                         728                  818
    Estimated reclamation liability                                                                     361                  361
    Stockholders' equity
      Common stock                                                                                       15                   15
      Additional paid-in capital                                                                     15,792               15,844
      Retained earnings                                                                               6,680                7,152
                                                                                           ---------------------    ---------------
Total liabilities and stockholders' equity                                                 $         23,576         $     24,190
                                                                                           =====================    ===============

The accompanying notes are part of the condensed consolidated financial statements.


USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)
                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                       ---------------------------------------------
                                                                                              1995                       1994
                                                                                       -------------------        ------------------
Sales                                                                                  $          386             $           1,872
Cost applicable to sales                                                                          453                         1,749
                                                                                       -------------------        ------------------
Gross profit                                                                                      (67)                          123
General and administrative expenses                                                               560                           509
Prospecting costs                                                                                 246                           166
Mineral property abandonments                                                                      28                            -
                                                                                       -------------------        ------------------
Loss from operations                                                                             (901)                         (552)
Royalty income                                                                                    180                           180
Other income, net                                                                                 187                           103
                                                                                       -------------------        ------------------
Loss before income tax provision                                                                 (534)                         (269)
Income tax provision                                                                              (61)                           10
                                                                                       -------------------        ------------------
Net loss                                                                               $         (473)            $            (279)
                                                                                       -------------------        ------------------
Loss per common share                                                                  $        (0 03)            $           (0 02)
                                                                                       ===================        ==================
Weighted average common and common equivalent
shares outstanding                                                                             14,820                        14,857
                                                                                       ===================        ==================

The accompanying notes are part of the condensed consolidated financial statements.


USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)
                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                -------------------------------------------
                                                                                        1995                     1994
                                                                                -----------------       -------------------
Net cash used in operations                                                     $        (856)          $          (588)
                                                                                -----------------       -------------------
Net cash provided by (used in) investing activities:
    Capital additions and property acquisitions                                          (724)                     (870)
    Proceeds from sale of property plant and equipment                                    (17)                       -
    Other                                                                                   -                       (37)
                                                                                -----------------       -------------------
                                                                                         (741)                     (907)
                                                                                -----------------       -------------------
Net cash provided by (used in) financing activities:
    Repurchase of common stock                                                            (52)                   (3,200)
    Proceeds from issuance of common stock                                                  -                        24
                                                                                -----------------       -------------------
                                                                                          (52)                   (3,176)
                                                                                -----------------       -------------------
Increase (decrease) in cash and equivalents                                            (1,649)                   (4,671)
Cash and cash equivalents at beginning of year                                         12,014                    15,720
                                                                                -----------------       -------------------
Cash and cash equivalents at end of period                                      $      10,365           $        11,049
                                                                                =================       ===================



                                                                                             Three Months Ended
Supplemental Disclosures of Cash Flow Information                                                March 31,
                                                                                -------------------------------------------
                                                                                         1995                     1994
                                                                                -----------------       -------------------
Cash paid during the period for:

  Interest                                                                      $         -             $           -
  Income taxes                                                                  $         123           $           -


 The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
- ---------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------

Note 1 - General

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results which may be expected for the year ending December 31, 1995. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Certain 1994 amounts in the accompanying financial statements have been reclassified to conform to classifications used in 1995.

Note 2 - Deferred mining and processing costs

     Deferred mining and processing costs in the accompanying consolidated balance sheets represent mining, crushing, pad loading and processing costs associated with ounces in various stages of production as follows:

                                                           Ounces of Gold at
                                                 ------------------------------------
                                                  March 31,               December 31,
                                                    1995                      1994
                                                 ------------            ------------
Gold bullion and dore                                2,200                     1,200
Gold in process                                      7,100                     9,100
                                                 ------------            ------------
Total estimated ounces in process                    9,300                    10,300
                                                 ============            ============



Note 3 - Income Taxes

     The income tax provisions were computed using the expected annual effective income tax rate. The effective income tax rate varies from the statutory rate primarily due to differences in tax and book treatment of statutory depletion on mining properties.

Note 4 - Commitments and Contingencies

Reclamation Surety
- ------------------

     Pursuant to the mining reclamation and bonding regulations of the State of Utah, Department of Natural Resources and the Bureau of Land Management, the Company has provided reclamation surety for the Goldstrike Mine in the amount of $2,251,000. The required surety is in the form of a certificate of deposit in the amount of $1,000,000 and a letter of credit in the amount of $1,251,000. The certificate of deposit is reflected in Other assets in the accompanying condensed consolidated statements of financial position.

USMX, INC AND SUBSIDIARIES
- --------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------

Hedging
- -------

     As part of its gold hedging program, the Company has entered into agreements with several major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of the counterparties to perform in accordance with the terms of the agreements. As of March 31, 1995, the Company had entered into forward sales contracts for 1,000 ounces of gold for delivery on April 13, 1995 at an average selling price of $390 per ounce. Delivery under these spot deferred contracts can be deferred at the Company's option from twelve months to thirty months depending on the individual contract. The aggregate unrealized excess of the spot gold price of $392 per ounce as of March 31, 1995, over the net market value of the Company's forward sales contracts, amounted to approximately $2,000.

     Further, the Company had written short-term call options expiring April, 1995, which, if exercised, would become spot deferred contracts with delivery deferred as previously described. At March 31, 1995, the Company had sold 1,000 ounces of gold call option contracts at a strike price of $415 per ounce expiring April 26, 1995.

     All gold sales have been made to one unaffiliated customer.
The Company does not believe the loss of this customer would affect its business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
- -------------------
Liquidity
- ---------

     The Company remains in strong financial condition with working capital at March 31, 1995 of $12,747,000. Cash and cash equivalents decreased during the first three months of 1995 by $1,649,000 primarily as a result of cash invested in property, plant and equipment (principally exploration of undeveloped mineral properties) of $741,000 and net cash used in operating activities of $856,000. Net cash used in operations during the first three months of 1995 is the result of reduced gold sales during the period. The Company sold 1,000 ounces of gold for $386,000 during the first quarter of 1995. At March 31, 1995 the Company had on hand 2,200 ounces of gold bullion and dore valued at approximately $860,000.

          Based on the current status of the Company's properties and development plans, management believes that cash and cash equivalents on hand, refined gold available for sale, anticipated cash flow from operations and the unused portion of its bank line of credit should be adequate to fund internally exploration, development and currently scheduled capital requirements for the next 12 months. The Company is engaged in feasibility studies with respect to three mining properties. Each of these properties would require a significant amount of capital to develop. In addition, the Company engages in on-going active evaluations of various opportunities in the mining business which may require significant amounts of capital. Accordingly, it may be necessary for the Company to use its existing internal resources, as well as external sources of capital.

Capital Investment
- ------------------

     During the first three months of 1995 the Company invested
$351,000 in exploration activities primarily on its Mexico properties. In addition the Company invested approximately $395,000 to further develop the Illinois Creek, Alaska property, the Cala
Abajo, Puerto Rico property and the Thunder Mountain, Idaho property.

     Over the next 12 months, the Company plans to invest approximately $4.0 million in exploration and development activities, including approximately $1,000,000 in Mexico, $2,000,000 at Illinois Creek, Alaska, $500,000 at Thunder Mountain, Idaho and $300,000 at Cala Abajo, Puerto Rico.

Results of Operations
- ---------------------

     The Company sustained a net loss for the first quarter of 1995 of $473,000, compared with a net loss of $279,000 for the same period of 1994.

     Fluctuations in the Company's results of operations arise primarily from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold,
(3) the cost of mineral properties abandoned during any given period and (4) asset dispositions.

Change in the Volume of Gold Sold and Selling Price of Gold
- -----------------------------------------------------------

     The following table analyzes the variance in gold sales revenue for the quarter ended March 31, 1995 and 1994:

      ---------------------------------------------------------------------
      Revenue Variance Analysis
      Quarter Ended March 31,                         1995            1994
      ---------------------------------------------------------------------
      Ounces of gold sold                            1,000           5,000
      Average price realized per ounce                $386            $374
      Variances
      Lower volume                             ($1,498,000)      ($649,000)
      Higher prices                                 12,000         205,000
      ---------------------------------------------------------------------
      Decrease in gold sales revenue over the
      comparable period of the preceding year  ($1,486,000)      ($444,000)
      ---------------------------------------------------------------------


     The 1995 increase in the average price realized per ounce is attributable to the general increase in the price of gold over the last year. The decrease in ounces sold is the result of reduced production from the Company's Goldstrike Mine and management's decision not to sell all available gold production. At March 31, 1995 the Company had on hand 2,200 ounces of gold bullion and dore valued at approximately $860,000.

Change in Cost Applicable to Sales
- ----------------------------------

          Cost applicable to sales was $453,000 or approximately $453 per ounce, net of silver credits, for the first quarter of 1995, compared to $1,749,000 or $349 per ounce for the same period of 1994. The fluctuation in the cost of gold sold is a result of the change from period to period in the mix of production from the Company's mines and the change in production throughout the life of each mine as illustrated in the following table.

Quarter Ended March 31,                                                 1995               1994
- --------------------------------------------------------------    ------------------------------
                                                                           Goldstrike Mine
                                                                  ------------------------------
Ounces of gold produced                                                  2,168            8,171
Ounces of gold sold                                                      1,000            5,000

Per ounce statistics:
Cash production costs incurred                                    $        186         $    297
Depreciation, depletion, amortization and reclamation
accruals                                                                     1               49
- ------------------------------------------------------------------------------------------------
Production cost per ounce produced                                $        187         $    346
================================================================================================
Gold sales revenue                                                $        386         $    374
- ------------------------------------------------------------------------------------------------
Production cost per ounce sold                                             405              566

Change in inventories                                                      (78)            (261)

Mining Taxes                                                                 3                5

Production royalties                                                       124               39
- ------------------------------------------------------------------------------------------------
Costs applicable to sales                                                  453              349
- ------------------------------------------------------------------------------------------------
    Gross profit                                                  $        (68)        $     25
================================================================================================



Mineral Property Abandonments
- -----------------------------

     Property abandonments, charged to operations, amounted to $28,000 for the first three months of 1995. No property abandonments were charged to operations for the same period of 1994.

Asset Dispositions
- ------------------

     During the first three months of 1995, a $3,000 gain was recorded as the result of asset disposals. For the same period of 1994, no gains or losses were recorded.

Other Factors
- -------------

     As the result of high precipitation during the first three months of 1995, gold production was adversely affected at the Company's Goldstrike Mine. Management expects the lost production to be recovered during the remaining life of the mine.

                         PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              USMX, INC.
                                             (Registrant)



     Date:   May 15, 1995      By:  /s/ Donald E. Nilson
             ------------           -----------------------------------------
                                    Donald E. Nilson, Vice President - Finance,
                                    Secretary, Chief Financial Officer


     Date:   May 15, 1995      By:  /s/ Daniel J. Stewart
             ------------           ------------------------------------------
                                    Daniel J. Stewart, Controller, (Principal
                                    Accounting Officer)