Form 10-Q
period 1995-06-30
USMX INC
filed 1995-08-10
CIK 315523

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1995

                                  or

     [   ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

      For the transition period from ___________ to ____________


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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class of Common            Outstanding at
                   Stock                 August 10, 1995
              ----------------           ---------------
              $.001 par value              14,643,519

                                PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)

                                                                      June 30,      December 31,
                                                                        1995            1994
                                                                   ------------     ------------
ASSETS
    Cash and equivalents                                           $    9,000       $    12,014
    Deferred mining and processing costs                                2,480             2,344
    Federal income taxes receivable                                       617               274
    Other current assets                                                  219               291
                                                                   ------------     ------------
      Total current assets                                             12,316            14,923
                                                                   ------------     ------------
    Property, plant & equipment                                        11,340            11,210
    Accumulated depreciation, depletion and amortization               (3,433)           (3,418)
                                                                   ------------     ------------
      Net property, plant and equipment                                 7,907             7,792
    Other assets                                                        1,776             1,475
                                                                    -----------      -----------
Total assets                                                       $   21,999       $    24,190
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                               $      605       $       197
    Accrued salaries                                                       63                32
    Accrued reclamation                                                   369               493
    Other accrued liabilities                                              48                96
                                                                    -----------      -----------
      Total current liabilities                                         1,085               818

    Estimated reclamation liability                                       361               361
    Stockholders' equity
      Common stock                                                         15                15
      Additional paid-in capital                                       15,810            15,844
      Retained earnings                                                 4,728             7,152
                                                                    -----------      -----------
Total liabilities and stockholders' equity                         $   21,999       $    24,190
                                                                    ===========      ===========

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

                                                      Three Months Ended          Six Months Ended
                                                                          June 30,
                                                     -------------------------------------------------
                                                        1995         1994         1995         1994
                                                     --------      --------     --------      --------
Sales                                               $    392       $ 4,627    $    778      $   6,499
Costs applicable to sales                                460         3,920         913          5,669
                                                     --------      --------     --------      --------
Gross profit                                             (68)          707        (135)           830
General and administrative expenses                      690           626       1,250          1,135
Prospecting costs                                        230           171         476            337
Mineral property abandonments & impairments            1,443           -         1,471            -
                                                     --------      --------     --------      --------
Loss from operations                                  (2,431)          (90)     (3,332)          (642)
Gain on sale of assets                                   -             -           -              -
Royalty income                                           180           180         360            360
Other income, net                                        142           116         329            219
                                                     --------      --------     --------      --------
Income (loss) before income tax provision             (2,109)          206      (2,643)           (63)

Income tax provision                                    (158)          (10)       (219)           -
                                                     --------      --------     --------      --------
Net income (loss)                                   $ (1,951)      $   216    $ (2,424)     $     (63)
                                                     --------      --------     --------      --------

Income (loss) per common share                      $  (0.13)      $  0.02    $  (0.16)     $   (0.00)
                                                     ========      ========     ========      ========

Weighted average common and common equivalent
shares outstanding                                    14,823        14,904      14,824         14,860
                                                     ========      ========     ========      ========

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                  1995              1994
                                                               ---------        ---------
Net cash provided by (used in) operations                     $  (1,166)       $     895
                                                               ---------        ---------
Net cash provided by (used in) investing activities:
    Capital additions and property acquisitions                  (2,217)          (1,518)
    Proceeds from sale of property, plant and equipment             414              380
    Other                                                           -                232
                                                               ---------        ---------
                                                                 (1,803)            (906)
                                                               =========        =========
Net cash provided by (used in)  financing activities:
    Repurchase of common stock                                      (52)          (3,200)
    Proceeds from issuance of common stock                            7              268
                                                               ---------        ---------
                                                                    (45)          (2,932)
                                                               =========        =========
Decrease in cash and equivalents                                 (3,014)          (2,943)
Cash and cash equivalents at beginning of year                   12,014           15,720
                                                               ---------        ---------
Cash and cash equivalents at end of period                    $   9,000        $  12,777
                                                               =========        =========


Supplemental Disclosures of Cash Flow Information
                                                                     Six Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                   1995            1994
                                                               -----------      ---------
Cash paid during the period for:

  Interest                                                    $     -          $     -
  Income taxes                                                $     -          $    (978)


 The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results which may be expected for the year ending December 31, 1995. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Certain 1994 amounts in the accompanying financial statements have been reclassified to conform to classifications used in 1995.

Note 2 - Deferred mining and processing costs

     Deferred mining and processing costs in the accompanying consolidated balance sheets represent mining, crushing, pad loading and processing costs associated with ounces of gold in various stages of production as follows:

                                          Ounces of Gold at
                                        -----------------------
                                        June 30,    December 31,
                                          1995          1994
                                        --------     ----------
Gold bullion and dore                     2,700          1,200
Gold in process                           5,600          9,100
                                        --------     ----------
Total estimated ounces in process         8,300         10,300
                                        ========     ==========

Note 3 - Property, Plant and Equipment

     During the second quarter of 1995 the Company received final payment for the sale of its interest in the Kinsley Mountain Project in Elko County, Nevada to Alta Gold Co. ("Alta"). The Company received a cash payment of $400,000 and Alta common stock with a market value of $200,000 based on the average closing price of the stock over the 30 trading days prior to issuance. The payment was in addition to cash of $400,000 and Alta common stock with a market value of $200,000 previously received. The cash proceeds and discounted value of the stock received were recorded as a reduction to the carrying value of the property on the Company's books. The carrying value of the property was reduced to zero and a $1,000 loss was recorded during the second quarter of 1995.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property, Plant and Equipment (concluded)

     In October 1992, the government of Puerto Rico granted an Exclusive Exploration Permit covering the Cala Abajo copper-gold deposit to the Company's majority owned subsidiary, Southern Gold Resources (USA), Inc. (Southern Gold). Through June 30, 1995, the Company expended approximately $1,040,000 on the Cala Abajo property. In June 1995, the Commonwealth of Puerto Rico adopted legislation which amended the island's mining law to prohibit future mining of metallic deposits by open pit methods. Although the Company is considering various strategies and responses, the effect of the mining law, as currently amended, is to render the Company's plan for development of the Cala Abajo deposit uneconomic. As a result, the Company recorded an impairment loss of $1,040,000 during the second quarter of 1995.

Note 4 - Income Taxes

     The income tax provisions were computed using the expected annual effective income tax rate. The effective income tax rate varies from the statutory rate primarily due to differences in tax and book treatment of statutory depletion on mining properties.

Note 6 - Commitments and Contingencies

Reclamation Surety

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Liquidity

     The Company remains in strong financial condition with working capital at June 30, 1995 of $11,231,000. Cash and cash equivalents decreased during the first six months of 1995 by $3,014,000 primarily as a result of cash invested in property, plant and equipment (principally the development of mineral properties) of $2,217,000 and cash used in operating activities of $1,166,000, partially offset by proceeds from the sale of property, plant and equipment of $414,000. Net cash used in operating activities is primarily the result of declining production from the Company's Goldstrike mine and reduced gold sales during the period. At June 30, 1995 the Company had on hand 2,700 ounces of gold bullion and dore with a market value at that date of approximately $1,037,000.

     Based on the current status of the Company's properties and development plans, management believes that cash and cash equivalents on hand, refined gold available for sale, anticipated cash flow from operations and the unused portion of its bank line of credit should be adequate to fund internally exploration, development and currently scheduled capital requirements for the next 12 months. The Company is engaged in feasibility studies with respect to two mining properties. Each of these properties would require a significant amount of capital to develop. In addition, the Company engages in on-going active evaluations of various opportunities in the mining business which may require significant amounts of capital. Accordingly, it may be necessary for the Company to use its existing internal resources, as well as external sources of capital.

Capital Investment

     During the first six months of 1995 the Company invested $823,000 in exploration activities primarily on its Mexico properties. In addition the Company invested approximately $1,330,000 to further develop the Illinois Creek, Alaska property, the Thunder Mountain, Idaho property and the Cala Abajo, Puerto Rico property.

     Over the next 12 months, the Company plans to invest approximately $3.5 million in exploration and development activities, including approximately $1,000,000 in Mexico, $2,000,000 at Illinois Creek, Alaska, and $500,000 at Thunder Mountain, Idaho.

Results of Operations

     Fluctuations in the Company's results of operations arise primarily from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold, (3) the cost of mineral properties abandoned or impaired during any given period and (4) asset dispositions.

Three months ended June 30

     The Company recorded a net loss for the second quarter of 1995 of $1,951,000, compared with net income of $216,000 for the same period of 1994.

Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the change in gold sales revenue for the quarter ended June 30, 1995 and 1994:

  Revenue Variance Analysis
  Quarter Ended June 30,                                     1995              1994
  ---------------------------------------             ------------     -------------
  Ounces of gold sold                                       1,000            12,075
  Average price realized per ounce                           $392              $383
  Variances
  Lower volume                                        ($4,244,000)      ($1,112,000)
  Higher prices                                             9,000           373,000
  ---------------------------------------             ------------     -------------
  Decrease in gold sales revenue over the
  comparable period of the preceding year             ($4,235,000)       ($739,000)
  ---------------------------------------             ------------     -------------
</TALBE>

     The 1995 increase in the average price realized per ounce is attributable to the favorable gold price during the second quarter of 1995 compared to the same period of 1994. The decrease in ounces sold is the result of reduced production from the Company's Goldstrike Mine and management's decision not to sell all available gold production. At June
30, 1995 the Company had on hand 2,700 ounces of gold bullion and dore valued at approximately $1,037,000.

Change in Costs Applicable to Sales

     Costs applicable to sales totaled $460,000 or approximately $460 per ounce, net of silver credits, for the second quarter of 1995, compared to $3,920,000 or $325 per ounce for the same period of 1994 as set forth in the following table.



Quarter Ended June 30,                                   1995            1994
-----------------------------------------------------------------------------
                                                           Goldstrike Mine
                                                     ------------------------
Ounces of gold produced                                1,509           10,961
Ounces of gold sold                                    1,000           12,075
Per ounce statistics:
Cash production costs incurred                       $   231         $    228
Depreciation, depletion, amortization and
reclamation accruals                                      (3)              58
                                                     --------        --------
Production cost per ounce produced                   $   228         $    286
========================================             ========        ========
Gold sales revenue                                   $   392         $    383
----------------------------------------             --------        --------
Production cost per ounce sold                           343              260
Change in inventories                                    (19)              51
----------------------------------------             --------        --------
Cost of gold sold                                        324              311
Mining Taxes                                               3                2
Production royalties                                     136               12
----------------------------------------             --------        --------
Costs applicable to sales                                463              325
----------------------------------------             --------        --------
    Gross profit                                     $   (71)        $     58
========================================             ========        ========

Production royalties amounted to $136 per ounce of gold sold during the second quarter of 1995, compared to $12 per ounce of gold sold for the same period of 1994. The increase is the result of required monthly minimum royalty payments and reduced gold sales during the second quarter of 1995.

Mineral Property Abandonments and Impairments

     Mineral property abandonments and impairments charged to operations amounted to $1,443,000 for the quarter ended June 30, 1995, compared to none for the same period of 1994.

     Mineral properties that management determined no longer hold sufficient promise to justify the cost to maintain and which had historical cost totaling $403,000 were written off during the second quarter of 1995, compared to none for the same period in 1994. The properties abandoned during the second quarter were the Jalisco Copper, Mexico ($164,000), La Cienega, Mexico ($111,000), Tule Canyon, Nevada ($65,000) and Divide, Nevada ($63,000) properties.

     The Company recorded an impairment loss of $1,040,000 during the second quarter of 1995 compared to none for the same period of 1994. See Note 3 to the condensed consolidated financial statements for details.

Asset Dispositions

     During the second quarter of 1995 the Company received final payment for the sale of its interest in the Kinsley Mountain Project in Elko County, Nevada to Alta Gold Co. ("Alta") and recorded a related loss of $1,000. See
Note 3 to the condensed consolidated financial statements for details.
Six months ended June 30

     The Company recorded a net loss for the six month period ended June 30, 1995, of $2,424,000, compared with a net loss of $63,000 for the same period of 1994.

Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the change in gold sales revenue for the six month period ended June 30, 1995 and 1994:

   Revenue Variance Analysis
   Six Months Ended June 30,                                          1995             1994
   ---------------------------------------                     ------------     ------------
   Ounces of gold sold                                               2,000           17,075
   Average price realized per ounce                                   $389             $381
   Variances:
   Lower volume                                                ($5,739,000)     ($1,776,000)
   Higher prices                                                    18,000          593,000
   ---------------------------------------                     ------------     ------------
   Decrease in gold sales revenue over the
   comparable period of the preceding year                     ($5,721,000)     ($1,183,000)
   =======================================                     ============     ============

     The 1995 increase in the average price realized per ounce is attributable to the generally favorable gold price during the first six months of 1995 compared to the same period of 1994. The decrease in ounces sold is the result of reduced production from the Company's Goldstrike Mine and management's decision not to sell all available gold production. At June 30, 1995, the Company had on hand 2,700 ounces of gold bullion and dore valued at approximately $1,037,000.

Change in Costs Applicable to Sales

     Costs applicable to sales totaled $913,000 or approximately $457 per ounce, net of silver credits, for the six month period ended June 30, 1995, compared to $5,669,000 or $332 per ounce for the same period of 1994 as set forth in the following table.

Six Months Ended June 30,                                              1995            1994
-------------------------------------------------------------------------------------------
                                                                         Goldstrike Mine
                                                                   ------------------------
Ounces of gold produced                                              3,676           19,131
Ounces of gold sold                                                  2,000           17,075
Per ounce statistics:
Cash production costs incurred                                     $   204         $    257
Depreciation, depletion, amortization and
reclamation accruals                                                    (1)              55
-----------------------------------------                          --------        ---------
Production cost per ounce produced                                 $   204         $    312
=========================================                          ========        =========

Gold sales revenue                                                 $   389         $    381
-----------------------------------------                          --------        ---------
Production cost per ounce sold                                         374              349
Change in inventories                                                  (49)             (40)
-----------------------------------------                          --------        ---------
Cost of gold sold                                                      325              309
Mining Taxes                                                             3                3
Production royalties                                                   129               20
-----------------------------------------                          --------        ---------
Costs applicable to sales                                              457              332
-----------------------------------------                          --------        ---------
    Gross profit                                                   $   (68)        $     49
=========================================                          ========        =========

Production royalties amounted to $129 per ounce of gold sold during the first six months of 1995, compared to $20 per ounce of gold sold for the same period of 1994. The increase is the result of required monthly minimum royalty payments and reduced gold sales during the first six months of 1995.

Mineral Property Abandonments and Impairments

     Mineral property abandonments and impairments charged to operations amounted to $1,471,000 for the six month period ended June 30, 1995, compared to none for the same period of 1994.

     Mineral properties that management determined no longer hold sufficient promise to justify the cost to maintain and which had historical cost totaling $431,000 were written off during the first six months of 1995, compared to none for the same period in 1994. The properties abandoned during the first six months were the Jalisco Copper, Mexico ($164,000), La Cienega, Mexico ($111,000), Tule Canyon, Nevada ($65,000), Divide, Nevada ($63,000), Jedadiah, Utah ($15,000) and Ancho Canyon, New Mexico ($13,000) properties.

     The Company recorded an impairment loss of $1,040,000 during the first six months of 1995 compared to none for the same period in 1994. See Note 3 to the condensed consolidated financial statements for details.

Asset Dispositions

     During the first six months of 1995 the Company received final payment for the sale of its interest in the Kinsley Mountain Project in Elko County, Nevada to Alta Gold Co. ("Alta") and recorded a related loss of $1,000. See
Note 3 to the condensed consolidated financial statements for details.

                        PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders was held on May 23, 1995 in Lakewood, Colorado. Three proposals were submitted by management as described in the Company's Proxy Statement dated April 14, 1995, and were voted upon and adopted by stockholders at the meeting. The table below briefly describes the proposals and results of the stockholder votes.

Election of three directors to group I, to
serve until the annual meeting of stockholders
in 1998 and until their respective successors
shall have been duly elected and qualified:             For           Withhold

     George J. Allen                                  12,075,938       224,293
     Werner G. Nennecker                              12,074,618       225,613
     Robert Scullion                                  12,076,768       223,463

                                                    Votes in          Votes
                                                     favor           Opposed     Abstained   Not Voted
To approve the increase in the number of
shares reserved under the Corporation's 1987
Stock Option Plan from 1,200,000 shares to
2,000,000 shares                                       8,671,685       781,157    123,006    2,724,383


To approve an extension of the term of options
from three years to ten years under the
Corporation's Non-Discretionary Stock Option
Plan for non-employee directors                       11,234,544       711,209    178,534      175,944

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  USMX, INC.
                                                 (Registrant)

     Date:  August 10, 1995             By:  /s/ Donald E. Nilson

                                  Donald E. Nilson, Vice President - Finance,
                                     Secretary, Chief Financial Officer


     Date:  August 10, 1995             By:  /s/ Daniel J. Stewart

                                  Daniel J. Stewart, Controller, (Principal
                                          Accounting Officer)