Form 10-Q
period 1995-11-14
USMX INC
filed 1995-11-15
CIK 315523

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1995

                                  or

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

              Class of Common             Outstanding at
                   Stock                 November 14, 1995
              ----------------           ---------------
              $.001 par value              14,643,519

                                PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)
                                                                    September 31,          December 31,
                                                                        1995                   1994
                                                                   --------------         -------------
ASSETS
    Cash and equivalents                                           $        6,039         $      12,014
    Deferred mining and processing costs                                    1,894                 2,344
    Federal income taxes receivable                                           662                   274
    Other current assets                                                      210                   291
                                                                   --------------         -------------
      Total current assets                                                  8,805                14,923
                                                                   --------------         -------------
    Property, plant & equipment                                            13,008                11,210
    Accumulated depreciation, depletion and amortization                   (3,446)               (3,418)
                                                                   --------------         -------------
      Net property, plant and equipment                                     9,562                 7,792
    Other assets                                                            1,773                 1,475
                                                                   --------------         -------------
Total assets                                                       $       20,140         $      24,190
                                                                   ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                               $          408         $         197
    Accrued salaries                                                           83                    32
    Accrued reclamation                                                       817                   493
    Other accrued liabilities                                                 128                    96
                                                                   --------------         -------------
      Total current liabilities                                             1,436                   818
    Estimated reclamation liability                                           573                   361
    Stockholders' equity
      Common stock                                                             15                    15
      Additional paid-in capital                                           15,583                15,844
      Retained earnings                                                     2,533                 7,152
                                                                   --------------         -------------
Total liabilities and stockholders' equity                         $       20,140         $      24,190
                                                                   ==============         =============

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

                                                               Three Months Ended       Nine Months Ended

                                                                              September 30,
                                                              ---------------------------------------------
                                                                 1995        1994        1995       1994
                                                              --------     -------      -------    --------
Sales                                                         $   -        $ 3,697      $   778    $ 10,196
Costs applicable to sales                                         128        3,164        1,041       8,834
                                                              --------     -------      -------    --------
Gross profit                                                     (128)         533         (263)      1,362
General and administrative expenses                               642          556        1,892       1,689
Prospecting costs                                                 129          194          605         532
Abandonments & impairments                                      1,641           40        3,112          40
                                                              --------     -------      -------    --------
Loss from operations                                           (2,540)        (257)      (5,872)       (899)
Gain on sale of assets                                            -             -            -           -
Royalty income                                                    180          180          540         540
Other income, net                                                 120          145          449         364
                                                              --------     -------      -------    --------
Income (loss) before income tax provision                      (2,240)          68       (4,883)          5
Income tax provision                                              (45)        (321)        (264)       (321)
                                                              --------     -------      -------    --------
Net income (loss)                                             $(2,195)      $  389      $(4,619)   $    326
                                                              --------     -------      -------    --------
Income (loss) per common share                                $ (0.15)      $ 0.02      $ (0.31)   $   0.02
                                                              ========     =======      =======    ========
Weighted average common and common equivalent
shares outstanding                                             14,720       14,924       14,787      14,857
                                                              ========     =======      =======    ========

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)
                                                                          Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                          1995          1994
                                                                        --------      --------
Net cash provided by (used in) operations                               $(2,186)      $ 2,186
                                                                        --------      --------
Net cash provided by (used in) investing activities:
    Capital additions and property acquisitions                          (3,972)       (3,134)
    Proceeds from sale of property, plant and equipment                     456           380
    Other                                                                   (52)          (34)
                                                                        --------      --------
                                                                         (3,568)       (2,788)
                                                                        --------      --------
Net cash provided by (used in)  financing activities:
    Repurchase of common stock                                             (227)       (3,200)
    Proceeds from issuance of common stock                                    6           290
                                                                        --------      --------
                                                                           (221)       (2,910)
                                                                        --------      --------
Decrease in cash and equivalents                                         (5,975)       (3,512)

Cash and cash equivalents at beginning of year                           12,014        15,720
                                                                        --------      --------
Cash and cash equivalents at end of period                              $ 6,039       $12,208
                                                                        ========      ========


Supplemental Disclosures of Cash Flow Information
                                                                          Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                           1995          1994
                                                                        ----------    --------
Cash paid during the period for:
  Interest                                                              $   -         $   -
  Income taxes                                                          $   -         $  (978)

 The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results which may be expected for the year ending December 31, 1995. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.
Certain 1994 amounts in the accompanying financial statements have been reclassified to conform to classifications used in 1995.

Note 2 - Deferred mining and processing costs

     Due to adverse weather conditions at the Company's
Goldstrike Mine in Utah, no cyanide was added to the process solutions between November of 1994 and June of 1995. After adding cyanide in June, gold recovery increased in July, but declined sharply in August and September. This unexpected decline in gold recovery triggered a reevaluation of the estimated remaining recoverable gold ounces in the heaps and the remaining estimated life of mine costs through the anticipated closure of the property in 1997. As a result, the Company recorded an impairment loss of $1,620,000 during the quarter ended September 30, 1995.

     Deferred mining and processing costs in the accompanying consolidated balance sheets represent mining, crushing, pad loading and processing costs associated with ounces of gold in various stages of production as follows:

                                               Ounces of Gold at
                                         ------------------------------
                                         September 30,     December 31,
                                             1995              1994
                                         -------------     ------------
Gold bullion and dore'                       4,931             1,200
Gold in process                                -               9,100
                                         -------------     ------------
Total estimated ounces in process            4,931            10,300
                                         =============     ============

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

Note 6 - Commitments and Contingencies

Reclamation Surety
------------------
     Pursuant to the mining reclamation and bonding regulations of the State of Utah, Department of Natural
Resources and the Bureau of Land Management, the Company has provided reclamation surety for the Goldstrike Mine in the amount of $2,251,000. The required surety is in the form of a certificate of deposit in the amount of $1,000,000 and a letter of credit in the amount of $1,251,000. The certificate of deposit is reflected in Other assets in the accompanying condensed consolidated statements of financial position. In October 1995, the Company was advised that, as a result of the reclamation work accomplished by the Company at the Goldstrike Mine, the required surety had been reduced by approximately
$404,000. Management is in the process of effecting reductions in the certificate of deposit and the letter of credit outstanding to reflect the reduced requirement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Financial Condition

Liquidity
---------
     The Company remains in strong financial condition with working capital at September 30, 1995 of $7,369,000.
Cash and cash equivalents decreased during the first nine months of 1995 by $5,975,000 primarily as a result of cash invested in property, plant and equipment
(principally the development of mineral properties) of $3,972,000 and cash used in operating activities of $2,186,000, partially offset by proceeds from the sale of property, plant and equipment of $456,000. Net cash used in operating activities is primarily the result of declining production from the Company's Goldstrike mine and reduced gold sales during the period. At September
30, 1995 the Company had on hand 4,931 ounces of gold bullion and dore' with a market value at that date of approximately $1,894,000.

     Management believes that the Company's cash and cash equivalents on hand, refined gold available for sale and the unused portion of its bank line of credit should be adequate to fund internally exploration and development activities planned by the Company for the next 12 months.
The Company is engaged in feasibility studies with respect to two of its mining properties. The feasibility study for one of these properties, Illinois Creek, Alaska, is expected to be completed by the end of 1995.
If the decision is made by the Company to proceed with plans to mine this property, substantial capital expenditures will be necessary, and the Company will need to utilize outside sources of capital. While the Company has made preliminary inquiries regarding outside sources of financing for this project, it does not intend to seek commitments for such financing unless and until a positive feasibility report is finalized. In addition, the Company engages in on going active evaluations of various opportunities in the mining business which may require significant amounts of capital. The Company may need additional sources of capital to exploit these opportunities.

Capital Investment
------------------
     During the first nine months of 1995 the Company invested $1,034,000 in exploration activities primarily on its Mexico properties. In addition the Company invested approximately $2,923,000 to further develop the Illinois Creek, Alaska property, the Thunder Mountain,
Idaho property and the Cala Abajo, Puerto Rico property.

     Over the next 12 months, the Company plans to invest approximately $3.5 million in exploration and development activities, including approximately $1,000,000 in Mexico, $2,000,000 at Illinois Creek, Alaska, and $500,000 at
Thunder Mountain, Idaho.

Results of Operations

     Fluctuations in the Company's results of operations arise primarily from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold, (3) the cost of assets abandoned or impaired during any given period and (4) asset dispositions.

Three months ended September 30
-------------------------------

     The Company recorded a net loss for the third quarter of 1995 of $2,195,000, compared with net income of $389,000 for the same period of 1994.

Change in the Volume of Gold Sold and Selling Price of Gold
-----------------------------------------------------------

     The following table analyzes the change in gold sales revenue for the quarter ended September 30, 1995 and 1994:

  Revenue Variance Analysis
  Quarter Ended September 30,                          1995              1994
  ---------------------------------------         ------------      ------------
  Ounces of gold sold                                       0             9,500
  Average price realized per ounce                        N/A              $389
  Variances
  Lower volume                                    ($3,697,000)      ($3,246,000)
  Higher prices                                             0           181,000
  ---------------------------------------         ------------      ------------
  Decrease in gold sales revenue over the
  comparable period of the preceding year         ($3,697,000)      ($3,065,000)
  =======================================         ============      ============



     The decrease in ounces sold is the result of reduced production from the Company's Goldstrike Mine and management's decision not to sell any of the available gold production. At September 30, 1995 the Company had on hand 4,931 ounces of gold bullion and dore' valued at approximately $1,894,000.

Change in Costs Applicable to Sales
-----------------------------------
     Costs applicable to sales were $128,000 for the third quarter of 1995 and represented minimum royalties paid, compared to $3,164,000 or $334 per ounce for the same period of 1994 as set forth in the following table.

Quarter Ended September 30,                               1995     1994
------------------------------------------               ---------------
                                                         Goldstrike Mine
                                                         ---------------
Ounces of gold produced                                   2,037    8,690
Ounces of gold sold                                         -      9,500
Per ounce statistics:
Cash production costs incurred                           $  198   $  261
Depreciation, depletion, amortization and
reclamation accruals                                     $    1   $   63
                                                         ------   ------
Production cost per ounce produced                       $  199   $  324
                                                         ======   ======
Gold sales revenue                                       $   -    $  389
                                                         ------   ------
Production cost per ounce sold                               -       296
Change in inventories                                        -        20
                                                         ------   ------
Cost of gold sold                                            -       316
Mining Taxes                                                 -         3
Production royalties                                         -        15
                                                         ------   ------
Costs applicable to sales                                    -       334
                                                         ------   ------
    Gross profit                                         $   -    $   55
                                                         ======   ======

     Production royalties amounted to $59 per ounce of gold produced during the third quarter of 1995, compared to $17 per ounce of gold produced for the same period of 1994. The increase is the result of required monthly minimum royalty payments and reduced gold production during the third quarter of 1995.

Asset Abandonments and Impairments
----------------------------------
     Asset abandonments and impairments charged to operations amounted to $1,641,000 for the quarter ended
September 30, 1995, compared to $40,000 for the same period of 1994.

     Mineral properties that management determined no longer hold sufficient promise to justify the cost to maintain and which had historical cost totaling $21,000 were written off during the third quarter of 1995, compared to $40,000 for the same period in 1994. The
Oscar property in Nevada was the only property abandoned during the third quarter of 1995.

     The Company recorded an impairment loss of $1,620,000 related to deferred mining and processing costs during the third quarter of 1995, compared to none for the same period of 1994. See Note 2 to the condensed consolidated financial statements for details.

Asset Dispositions
------------------
     During the third quarter of 1995 and 1994 no gains or losses were recorded as the result of asset disposals.

Nine months ended September 30
------------------------------
     The Company recorded a net loss for the nine month period ended September 30, 1995, of $4,619,000, compared to net income of $326,000 for the same period of 1994.

Change in the Volume of Gold Sold and Selling Price of Gold
-----------------------------------------------------------
     The following table analyzes the change in gold sales revenue for the nine month period ended September
30, 1995 and 1994:

   Revenue Variance Analysis
   Nine Months Ended September 30,                      1995              1994
   ----------------------------------------        ------------      ------------
   Ounces of gold sold                                   2,000            26,575
   Average price realized per ounce                       $389              $384
   Variances
   Lower volume                                    ($9,428,000)      ($4,966,000)
   Higher prices                                        10,000           718,000
   ----------------------------------------        ------------      ------------
   Decrease in gold sales revenue over the
   comparable period of the preceding year         ($9,418,000)      ($4,248,000)
   ========================================        ============      ============


     The 1995 increase in the average price realized per ounce is attributable to the generally favorable gold price during the first nine months of 1995 compared to the same period of 1994. The decrease in ounces sold is the result of reduced production from the Company's
Goldstrike Mine and management's decision not to sell all available gold production. At September 30, 1995, the Company had on hand 4,931 ounces of gold bullion and dore' valued at approximately $1,894,000

Change in Costs Applicable to Sales
-----------------------------------
     Costs applicable to sales totaled $1,041,000 or approximately $521 per ounce, net of silver credits, for the nine month period ended September 30, 1995, compared to $8,834,000 or $333 per ounce for the same period of 1994 as set forth in the following table.

Nine Months Ended September 30,                         1995        1994
---------------------------------------               ------------------
                                                        Goldstrike Mine
                                                      ------------------
Ounces of gold produced                                 5,714     27,822
Ounces of gold sold                                     2,000     26,575
Per ounce statistics:
Cash production costs incurred                        $   202     $  259
Depreciation, depletion, amortization
and reclamation                                            (0)        57
                                                      --------    ------
Production cost per ounce produced                    $   202     $  316
                                                      ========    ======
Gold sales revenue                                    $   389     $  384
                                                      --------    ------
Production cost per ounce sold                            577        330
Change in inventories                                    (252)       (18)
                                                      --------    ------
Cost of Goods sold                                        325        312
Mining Taxes                                                6          3
Production royalties                                      189         18
                                                      --------    ------
Costs applicable to sales                                 521        333
                                                      --------    ------
    Gross profit                                      $  (131)    $   51
                                                      ========    ======

     Production royalties amounted to $189 per ounce of gold sold during the first nine months of 1995, compared to $18 per ounce of gold sold for the same period of 1994. The increase is the result of required monthly minimum royalty payments and reduced gold sales during the first nine months of 1995.

Asset Abandonments and Impairments
----------------------------------
     Asset abandonments and impairments charged to operations amounted to $3,112,000 for the nine month period ended September 30, 1995, compared to $40,000 for the same period of 1994.

     Mineral properties that management determined no longer hold sufficient promise to justify the cost to maintain and which had historical cost totaling $452,000 were written off during the first nine months of 1995, compared to none for the same period in 1994. The properties abandoned during the first nine months of 1995 were the Jalisco Copper, Mexico ($164,000), La Cienega,
Mexico ($111,000), Tule Canyon, Nevada ($65,000), Divide,
Nevada ($63,000), Jedadiah, Utah ($15,000), Ancho Canyon,
New Mexico ($13,000) and Oscar, Nevada ($21,000).

     The Company recorded an impairment loss relating to the Cala Abajo, Puerto Rico, property of $1,040,000 during the first nine months of 1995 compared to none for the same period in 1994. See Note 3 to the condensed consolidated financial statements for details.

     The Company recorded an impairment loss related to deferred mining and processing costs of $1,620,000 during the first nine months of 1995 compared to none for the same period in 1994. See Note 2 to the condensed consolidated financial statements for details.

Asset Dispositions
------------------
     During the first nine months of 1995 the Company received final payment for the sale of its interest in the Kinsley Mountain Project in Elko County, Nevada to
Alta Gold Co. ("Alta") and recorded a related loss of $1,000. See Note 3 to the condensed consolidated financial statements for details.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended
          September 30, 1995.

                                      SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       USMX, INC.
                                       (Registrant)

     Date:   November 14, 1995  By: /s/ Donald E. Nilson
                                    Donald E. Nilson, Vice President - Finance,
                                    Secretary, Chief Financial Officer

     Date:   November 14, 1995  By: /s/ Daniel J. Stewart
                                    Daniel J. Stewart, Controller, (Principal
                                    Accounting Officer)