Form 10-K
period 1995-12-31
USMX INC
filed 1996-04-01
CIK 315523

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K

(Mark One)
X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year December 31, 1995 or

   Transition report pursuant to Section 13 or 15(d) of  the
Securities Exchange Act of 1934 [No Fee Required]
For  the  transition  period from ______________________  to
______________________

Commission File Number 0-9370
                     ___________________
                         USMX, INC.
   (Exact name of registrant as specified in its charter)
                     ___________________

             Delaware                          84-1076625
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)


141 Union Boulevard, Suite 100                80228
        Lakewood, Colorado                  (Zip Code)
(Address of principal executive offices)

                     (303) 985-4665
                 Registrant's telephone
                 number, including area
                          code

Securities registered pursuant to Section 12(b) of the Act:None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X No __

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. Disclosure
contained herein __   Disclosure not contained herein X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $21,812,693.
This calculation is based on the closing price of the stock as reported on The Nasdaq Stock Market on March 8, 1996.

The number of shares of the Registrant's $.001 par value common stock outstanding as of March 8, 1996 was 14,643,519.

             DOCUMENTS INCORPORATED BY REFERENCE
  Items 10, 11, 12 and 13 are anticipated to be included in
               the definitive proxy statement.

                      Table of Contents


Items 1 and 2.     Business and Properties.                     3
                 Introduction.                                  3
                 Summary of Drill-Defined Mineralization        4
                 History of Operations                          5
                 The Illinois Creek Project                     7
                 The Thunder Mountain Project                   10
                 Montana Tunnels                                12
                 Exploration                                    13
                 Competition                                    17
                 Markets                                        17
                 Government Contracts                           18
                 Governmental Regulation                        18
                 Employees                                      19
                 Financial Information about Foreign and
                  Domestic Operations and Export Sales.         19
                 Glossary of Terms                              21

Item 3.     Legal Proceedings.                                  25

Item 4.     Submission of Matters to a Vote of Security Holders 25

Item 5.     Market For The Registrant's Common Equity
                And Related Stockholder Matters.                26

Item 6.     Selected Financial Data                             27

Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations             28
                 Liquidity and Capital Resources                28
                 Results of Operations                          29
                 Trends Which May Affect Future Results of
                   Operations                                   32

Item 8.     Financial Statements and Supplementary Data         35


Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure             37

Item 14.    Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K.                            37

INDEX TO EXHIBITS                                               38

PART I



Items 1 and 2.     Business and Properties.

Introduction.

     USMX, INC. (the "Company" or "USMX") is a Delaware corporation which engages in the exploration for, and development and operation of precious metal properties. The Company also evaluates base metal and non-metallic opportunities. The Company conducts its operations directly and through various operating subsidiaries. All references in this Report to the Company or USMX include all subsidiaries of USMX, INC., unless the context otherwise requires.

     All of the Company's 1995 production (6,266 ounces of gold) was from the Company's Goldstrike Mine near St. George, Utah. Mining was completed at the Goldstrike Mine in October 1994. The Company expects minimal future production from the Goldstrike Mine. In addition to revenues from its operations at the Goldstrike Mine in 1995, the Company also received the minimum annual advance royalty of $720,000 in connection with operations of the Montana Tunnels Mine.

     The Company's principal focus in 1995 was on further exploration and preliminary development of its Illinois
Creek and Thunder Mountain properties. In February 1996, the Company completed its feasibility study of the Illinois
Creek property and received a commitment for project financing. The Company is currently proceeding with development of this property. It is the Company's goal to commence mining at Illinois Creek in the fall of 1996. See below in these Items and Item 7 for additional discussion regarding the Company's plans and the associated risks.

     The Company views exploration as an important means of growth, and it typically actively explores several projects annually. In 1995, the Company's exploration efforts in the United States were concentrated on expanding the mineralization at Illinois Creek and Thunder Mountain. In addition, the Company continued its exploration efforts outside of the United States, principally in Mexico.

          The following map depicts the location of the Company's operating property, royalty interest, principal exploration and development properties, and offices.

The original document contains a map of the western United States and Alaska depicting the above items.

Summary of Drill-Defined Mineralization

     Set forth below are the Company's estimates of the amounts and grades of drill-defined mineralization that can be economically recovered from the Company's principal development projects. These figures are based on extensive drilling and sampling on the Company's properties and are based on assumptions believed by the Company to be reasonable regarding production costs, metallurgical recoveries and mineral prices. Although the Company believes that it has carefully prepared these estimates, there are numerous uncertainties inherent in this process, including many factors beyond the control of the Company. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected that, as the Company conducts additional evaluation, drilling and testing with respect to its properties, these estimates will be adjusted and plans for mining could be revised.

     Based on its analysis of the mineral deposits detailed in the table below, it is the Company's present determination that these properties can be mined on an economic basis by the Company and that these estimates constitute reserves as that term is typically used in the mining industry. Although permitting required to initiate mining operations in the United States has become extremely complex and cannot be considered a certainty, the Company projects that, in the normal course of property development, it should be able to obtain the necessary permits to commence mining operations on these properties. However, there are strict requirements that must be satisfied in order for the Company to be permitted to commence production on its development properties and, therefore, no assurances can be given in this regard.

     In its Securities Act Industry Guide 7, the U. S.
Securities and Exchange Commission defines the term, "reserve", as , "that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." Insofar as the necessary permits have not been obtained on the Company's development properties, the estimates for those properties set forth in the table below have not been classified as "reserves". All references to estimates of drill-defined mineralization in this Report must be qualified with the caveat that all legal requirements for extraction of minerals have not yet been satisfied.

     The following table reflects drill-defined gold mineralization at each of the Company's properties at December 31, 1995.

                                           Tons (000s) Grade (Oz. Contained
                                                      per ton)  Ounces -
Property (1)                                                   Not Permitted
_____________________________________________________________________________
Illinois Creek                             5,543       0.074 (3) 412,365 (4)
Dewey Dome portion of Thunder Mountain(2)  5,290       0.047     248,630
_____________________________________________________________________________
Total                                                            660,995
=============================================================================


(1) The above estimates utilize in place grades and do not reflect losses that will be incurred in the recovery process. They do include allowance for dilution of ore in the mining process. Recovery rates for each property, to the extent they are known or estimated, are provided as part of the discussion of each property below.
(2) While management believes this project will be economically feasible, the Company is in the process of completing feasibility studies to confirm its economic viability.
(3)  Gold equivalent grade
(4)  Gold equivalent ounces

History of Operations

     The Company's first producing mine, the Green Springs Mine, commenced production in June 1988. The Company completed mining, crushing and stacking operations at Green Springs in June 1990. Reclamation of pits, haul roads and waste dumps commenced in 1990 and continued through 1993. Rinsing of the heaps was initiated during 1992 to meet final closure requirements. During 1993, rinsing of the heaps and reclamation of the heaps and the plant site were completed. During the life of the Green Springs Mine, the Company received several environmental and safety awards for this operation while producing a total of 69,331 ounces of gold. The Company was particularly gratified to receive the 1992 State of Nevada Governor's Award for Excellence in Mine Reclamation in connection with several of the Company's Nevada mines (described below), including the Green Springs Mine. The award, made jointly by the State of Nevada, U.S. Bureau of Land Management and U.S. Forest Service was given to the Company in recognition of outstanding achievement in innovative design, superior mine planning and commitment to reclamation from project commencement to closure.

     The Company commenced open pit mining at its Casino Mine in Nevada in June 1990 and completed mining in May 1991. In July 1991, the Company commenced mining at the Winrock Mine in Nevada. Mining and crushing were completed at the Winrock Mine in June 1992. The Casino and Winrock Mines shared a common heap leaching facility. The Company produced a total of 48,953 ounces of gold from the Casino/Winrock project prior to its sale on August 27, 1993.

     In May 1990, the Company completed the purchase of the Alligator Ridge Mine in Nevada, which included partially leached gold ore on heaps, gold recovery facilities, a mining fleet, a mill, and approximately 26,000 acres of mineral interests in the Alligator Ridge trend. During its tenure at the Alligator Ridge Mine, the Company produced 50,188 ounces of gold. Construction of the crushing and gold recovery facilities at a satellite facility, designated the Yankee Mine, was completed during the first quarter of 1992. The Company produced 26,220 ounces of gold at the Yankee Mine between the time of initial gold production in June 1992 and its sale on August 27, 1993. The Company's Casino, Winrock, Alligator Ridge and Yankee Mines, together with surrounding exploration prospects, were sold in two separate transactions in 1993 for a total of $20 million cash, plus the assumption by the buyer of all related obligations, including reclamation liabilities.

     Effective November 1, 1992, the Company acquired from Tenneco Corporation (Tenneco), the stock of Tenneco Minerals Company-Utah (TMC-Utah), owner and operator of the Goldstrike Mine located approximately 35 miles northwest of St. George, Utah. Soon after the acquisition, the name of this wholly owned subsidiary was changed to USMX of Utah, Inc. Gold production from the Goldstrike Mine since November 1, 1992, has been 77,182 ounces, including 6,266 ounces of gold produced in 1995. During 1995, the Company was recognized for its reclamation efforts at the Goldstrike Mine when it received the 1995 Earth Day Award from the State of Utah Board and Division of Oil, Gas and Mining.

     The Goldstrike property presently consists of approximately 2,600 acres of unpatented mining claims. Access to the Goldstrike Mine is by State Highway 212 to a point approximately 21 miles northwest of St. George, then by well-maintained gravel road over a distance of approximately 14 miles. Mining operations at the Goldstrike Mine were completed in October 1994. Leaching was completed in December 1995. All disturbed areas at the Goldstrike Mine were reclaimed during 1995 except for the heaps and the plant site. Reclamation of one of the two heaps was begun near the end of 1995. Rinsing of the second heap commenced in January 1996 and is expected to continue into 1997. Once rinsing of the second heap is complete, the heap will be recontoured, covered with topsoil and seeded with various native plant species. In addition, the process plant will be dismantled and the plant site reclaimed. Management believes that adequate provision has been made in the accompanying consolidated financial statements for the cost of completing the reclamation of the Goldstrike Mine.

     The Company's investment in the Goldstrike Mine as of December 31, 1995, was approximately $891,000, including $91,000 in undepreciated property, plant and equipment and a $800,000 certificate of deposit provided to the State of Utah as reclamation surety.

     The following table sets forth gold production at each of the Company's mines over the past five years:

                                Gold Production (Ounces)
Mine                    1995      1994      1993     1992     1991
____________________________________________________________________
Green Springs             -        -         -       2,353    4,984
Casino/Winrock (1)        -        -        3,190   19,745   19,979
Alligator Ridge (1)       -        -        4,965   10,454   16,824
Yankee (1)                -        -       15,299   10,921     -
Goldstrike (2)          6,266    34,486    31,934    4,496     -
____________________________________________________________________
Total                   6,266    34,486    55,388   47,969   41,787
====================================================================

(1)  Sold August 27, 1993
(2)  Acquired effective November 1, 1992

     The following table sets forth statistics regarding gold production and sales and related per ounce information:


Year Ended December 31,                     1995   1994    1993    1992    1991
________________________________________________________________________________
Ounces of gold produced                   6,266  34,500  55,400  48,000  41,800
Ounces of gold sold                       6,900  35,600  50,400  47,400  43,800
Per ounce statistics:
Cash production costs incurred             $233    $229    $289    $280    $242
Depreciation, depletion, amortization
 and reclamation accruals                     -      48      38      51      48
________________________________________________________________________________
Production costs per ounce produced        $233    $277    $327    $331    $290
________________________________________________________________________________
Gold sales revenue                         $388    $383    $360    $360    $376
________________________________________________________________________________
Production costs per ounce sold             212     269     359     335     276
Change in inventories and deferred
 production costs                           207     46      (37)    (30)    (21)
________________________________________________________________________________
Cost of gold sold                           419     315     322     305     255
Mining taxes                                  2       3       3       2       7
Production royalties                         55      19      17      17      11
________________________________________________________________________________
Costs applicable to sales                   476     337     342     324     273
________________________________________________________________________________
Gross profit (loss)                         -88      46      18      36     103
================================================================================

The Illinois Creek Project

  Introduction

     The Illinois Creek Project is a moderate grade, near surface gold-silver deposit. It consists of two State of Alaska Mining Leases, totaling 62,480 acres. The underlying leaseholder is North Pacific Mining Corporation ("NPMC"), a wholly owned subsidiary of Cook Inlet Region, Inc. ("CIRI"), an Alaska Native Regional Corporation. The Illinois Creek Project is located in the western interior of Alaska. It lies approximately 57 miles southwest of Galena and 320 miles northwest of Anchorage.

     The exploration and development phases have been completed with the exception of permitting. All major permit applications have been submitted and have been reviewed by the State of Alaska. A 30-day public review process is currently underway. A final decision on all permits is expected in April 1996. No major federal permits will be required. Assuming the grant of the necessary permits, the Company intends to commence site development and construction in late April 1996. Field construction is anticipated to take approximately four months to complete.

  History

     The Illinois Creek Project is part of a large polymetallic hydrothermal district covering 400 square miles in the southern Kaiyuh Mountains. The area was first explored by Anaconda Minerals as part of a joint venture with CIRI in 1980. Subsequent to Anaconda Minerals' activities, the area was explored by Goldmor Group, Ltd., NPMC, and Echo Bay in association with CIRI. The Company commenced its exploration activities in August 1994. The Company has drilled 61 core holes and 89 reverse circulation holes, totaling approximately 31,000 feet. This drilling succeeded in increasing the drill-defined mineralization to about 412,000 contained equivalent ounces of gold and provided geotechnical information necessary for pit design and engineering.

     The Company made initial payments to NPMC totaling $100,000 in 1994 to evaluate the Illinois Creek property. Pursuant to the Company's Agreement with NPMC, the Company is required to make a $1 million, non-refundable payment to NPMC in cash or USMX stock. The Company has elected to make the payment in stock, which the Company has calculated will amount to 449,754 shares. The Company will issue these shares upon effectiveness of a registration statement covering the resale of these shares. The Company expects to file this registration statement in April 1996. In addition, if the Company obtains the necessary permits and there has been no material adverse change in the economics of the project, the Company will be required to make an additional payment to NPMC of $3 million in cash or USMX stock in exchange for title to the underlying leases. If the Company elects to pay all or part of this amount in stock, it will also be required to provide for the registration of the resale of the shares issued to NPMC.
The number of shares of USMX common stock to be issued to NPMC will be based on a 30-day average of the price of the USMX stock on The Nasdaq Stock Market. NPMC also has chosen to receive a 5% net returns royalty on production from the Project.

     If the Company delineates the existence of additional ore reserves on the lease known as the Illinois Creek Upland Mining Lease, which increases the total proven ore reserves to at least one million ounces of equivalent gold ore reserves beyond the mineralization stated in the Company's February 1996 feasibility report, then NPMC will have the right to elect to participate in subsequent mining operations with respect to those additional reserves for a 25% working interest by reimbursing the Company 120% of NPMC's 25% share of exploration, development and capital costs incurred by the Company subsequent to February 1996 which are directly related to the delineation and/or production of the additional reserves.

     Pursuant to the Company's Agreement with NPMC, the Company has until December 16, 1997, to achieve Commercial
Production (as defined) from the property. This period may be extended at the option of the Company for two additional one year periods upon payment by the Company of a $300,000 advance royalty, adjusted for inflation, for each one year extension. The Agreement terminates on December 16, 1999, if the Company has not achieved Commercial Production from the property by that date.

  Location, Access, Terrain and Climate

     The Illinois Creek Project site is located in the southern Kaiyuh Mountains in the western interior of Alaska. The project is located approximately 57 miles southwest of Galena and 23 miles east of the Yukon River. It is equidistant from Fairbanks and Anchorage which lie approximately 320 miles to the east and southwest of the Project, respectively.

     Access to the site is by air. Equipment and supplies will be transported to the site by land, sea and air.
Equipment and supplies will be transported from Seattle, Washington to Anchorage, Alaska by barge. From Anchorage, it will travel by truck or rail to Nenana. From Nenana, it will be moved down river on barge to Galena. From Galena, it will be lifted by air to the site. The site will be connected to the personnel camp and airport by a 6.5 mile road which has been partially constructed.

     A C-133 aircraft will be required to transport the large, oversized mining equipment. The C-133 is a retired military plane which has not been certified for commercial use by the FAA. The Company has been assisted by the Alaska Industrial Development and Export Authority ("AIDEA"), a political subdivision of the State of Alaska, in obtaining a waiver from the FAA for use of the C-133. The Company has entered into a Cost Reimbursement Agreement with AIDEA pursuant to which AIDEA will undertake a feasibility analysis and negotiate with the Company a proposed use and indemnification agreement with respect to the lease of aircraft equipment. Finalization of these arrangements in the near future is essential to the Company's construction plans for the summer of 1996. In addition, there is only one such airworthy aircraft currently available for use by the Company. There is also one additional C-133 available to supply spare parts, if needed. If the Company is unable to transport all of the components it currently plans to transport using the C-133 aircraft, substantial delays and additional costs could be incurred as the components would have to be cut into smaller pieces, transported to the site using smaller aircraft and reassembled at the site.

     The local area consists of moderate hills (elevations ranging from 200 to 1,000 feet), the flood plains of the Little Mud and Innoko Rivers, Illinois Creek, local warm springs and California Creek south of the site, and the wetlands to the west of the Project site along the Yukon
River. These wetlands are not expected to be affected by the Project facilities.

     The climate is sub-arctic and characterized by large, seasonal extremes in temperature and daylight. Average winter temperatures are -7 F to 20 F; mean summer temperatures range from 35 F to 67 F. Regional extremes are -63 F to 93 F. Precipitation averages 15 to 18 inches annually, including 81 inches of snow. Snow depth at the site ranges from 24 to 36 inches during a typical winter.
Historically, September is the heaviest rainfall month with an average of 8.3 inches.

     Freeze-up on the Yukon River normally occurs in late
October to early November; breakup normally occurs in early to mid May. Accordingly, the shipping schedule on the Yukon
River will typically be limited to a period between approximately May 25 and September 25.

   Drill-defined Mineralization

     In February 1996, the Company completed a comprehensive feasibility study pertaining to the Illinois Creek deposit. Based on this study, the Company believes that the deposit contains 5.54 million tons of mineable drill-defined mineralization at a gold grade of 0.069 ounces of gold per ton and 1.467 ounces of silver per ton, yielding a gold equivalent grade of 0.074 ounces of gold per ton. The calculation was based on a gold price of $400 per ounce and a 0.025 ounce gold equivalent per operating ton cut off grade. The average stripping ratio over the planned life of the project is 2.79:1. An additional 479,000 tons of low grade material exists within the limits of the ultimate pit design. This material has an average equivalent grade of
0.024 ounces per ton. This indicates the presence of an additional 11,369 equivalent ounces of gold that will be leachable under present economic parameters.

  Metallurgy

     Metallurgical recovery from the run-of-mine ore is projected to be approximately 85% of contained gold and 25% of contained silver. Year round leaching will be conducted if it proves to be economic. Gold production for 1996 should be approximately 20,000 ounces, assuming timely receipt of permits and other regulatory approvals and assuming a startup date of September 1. See Item 7.

  Geology

     The deposit occurs as a large gossan zone striking east-northeast and dipping 40 to 70 degrees to the southeast, hosted within a thick sequence of quartzites which are carbonate rich. The gossan has been intersected by drilling over strike length of 12,000 feet and to a depth of greater than 1,500 feet. Oxidation of the mineralization is complete to a depth of at least 1,100 feet below the present surface. Economic gold-silver mineralization is present in portions of the gossan, and is associated with elevated levels of copper and/or lead, hydrothermal or remobilized silica, earthy hematite, and poorly defined structural features. Supergene enrichment of both gold and silver in near surface locations is also apparent.

  Plan of Operations

     The Company has retained Lyntek, Inc. to provide detailed engineering, procurement and construction management services. D. H. Blattner and Sons, Inc. has been selected to complete all construction earthworks, and to serve as the mining contractor.

     Previous activities by other mining companies have resulted in some infrastructure on the property including a 25 person camp, a 4,500 foot air strip suitable for DC-6 and C-133 aircraft, a vehicle maintenance/sample preparation building, and miscellaneous other buildings and pieces of equipment. The existing airstrip is 6.5 miles by road from the mine site and will be utilized by the Company for transportation purposes. The vehicle maintenance/sample preparation building is usable in its present condition. Also, the existing personnel camp will be used by the Company's exploration staff.

     The Company plans to construct a 90-person camp north of the airstrip. A well will provide potable water for the camp. Water for process mining will come from a source located near the mid-point of the main access road from the airfield to the mine site. Electrical power will be generated using diesel powered generator sets. Waste heat from the generators will be used to heat the process building. In addition to the process building, also to be constructed are a modular assay laboratory, a truck maintenance shop and a modular administration building.
Communications will be by satellite.

     The deposit will be developed as a conventional open-pit mine. It will be operated on a seasonal basis. Mining will be conducted during the warmest six months of the year, normally May through October. Trucks and front-end loaders will be used to mine, haul and stack the ore in a valley fill lined impoundment. Heap leaching followed by carbon adsorption/desorption/electrowinning will be used to extract the gold. The process system is designed to recover the annual scheduled amount of gold production in eight months. Due to excessive costs of transporting burnt lime to the site, lime will be produced on-site utilizing a local source of dolomitic limestone. The Company has contracted for the refurbishing and transport to the site of a diesel-fired rotary kiln.

     The mine operating schedule will be ten hours per shift, two shifts per day, six days per week. Three crews will rotate on a four-week on, two-week off schedule. The
Company currently expects to employ approximately 54 people at Illinois Creek, with a like number of personnel to be employed by the mine contractor.

     Total pre-production capital costs, including approximately $4.7 million in working capital, are currently estimated at about $26.6 million, exclusive of property acquisition costs of $4 million to be paid to NPMC as outlined above. As of December 31, 1995, the Company's investment in Illinois Creek was approximately $4 million. See Item 7.

The Thunder Mountain Project

  Introduction

     The Company proposes to conduct gold and silver mining activities at the Dewey Mine in the Thunder Mountain Mining
District in eastern Valley County, Idaho, approximately 100 miles northeast of Boise, Idaho. The proposed Dewey mining operations are part of the Thunder Mountain Project and consist of the development of a gold and silver ore deposit located on patented mining claims administered by the Idaho
Department of Lands. The Company proposes to initiate construction of the Dewey Mine facilities in the summer of 1997. In January 1996, the Company submitted a Notice of
Intent to Operate ("NOI") with the Idaho Department of
Lands, which is currently being reviewed. A feasibility study will be ongoing throughout 1996 to refine the project design and economics.

  History

     Gold was discovered in the Thunder Mountain area in 1894 at the site of what is now known as the Dewey Mine. During the period from the initial discovery until 1942, various operators reportedly produced approximately 31,000 ounces of gold and 16,000 ounces of silver from both underground and surface placer workings. Renewed interest in the district began in earnest during the early 1970s due to rising gold prices. After exploration by several major mining companies, a portion of the property, the Sunnyside Mine area, was placed into production by Coeur d'Alene Mines Corporation ("Coeur d'Alene") as an open pit, heap leach operation in 1986. Between 1986 and 1990, Coeur d'Alene reportedly produced 120,000 ounces of gold and 240,000 ounces of silver from the combined Sunnyside, Goldbug and Lightning Peak pits. After reclaiming the property, Coeur d'Alene terminated its leases with Thunder Mountain Gold, Inc. in December 1990. At the adjacent Dewey Mine, the Dewey Mining Company constructed a 450 ton per day mill and the property was operated as an open pit mine (Golden Reef Joint Venture) during 1981. In the mid 1980s, the Dewey Mine became the subject of litigation which was resolved in favor of the Dewey Mining Company late in 1991.

     Effective July 9, 1993, the Company entered into an
Exploration and Option to Purchase Agreement ("Agreement") with Dewey Mining Company, Thunder Mountain Gold, Inc. and two individuals (the foregoing companies and individuals described below collectively as "Owners"). The Owners control approximately 5,500 acres in the Thunder Mountain
Mining District consisting of both patented and unpatented mining claims. Pursuant to the terms of the Agreement, the Company was granted the sole and exclusive right to explore for and develop minerals on the property in exchange for advance royalty payments totaling $100,000. In addition, the Company committed to spend, and did spend, a minimum of $500,000 evaluating the property prior to April 1, 1995.

     The Agreement requires that, before the Company can put the property into commercial production, it must prepare and deliver to the Owners a feasibility study regarding the project. In 1995, the Company extended the term of the agreement through April 30, 1996, by making an additional advance royalty payment in the amount of $150,000. The Company has the option to further extend the Agreement through April 30, 1997, by paying an additional advance royalty payment of $200,000. The Company intends to so extend the Agreement. The Agreement further provides the Company with the option for a final extension until April 30, 1998, in exchange for an additional advance royalty payment of $250,000. The advance royalty payments may be recovered by the Company for seven years after payment should the Owners elect to receive royalties under options
(a) or (c) below. The Agreement terminates if the Company fails to deliver a feasibility study to the Owners by the end of the last year's extension under the Agreement or if the Company exercises its right to terminate the Agreement at any time.

     Within 90 days after the Company provides the Owners with a feasibility study, the Owners may elect to (a) participate in subsequent efforts to the extent of a 30% working interest, plus receive a 1.5% royalty, or (b) receive a 30% net profits interest, or (c) receive a 5% net returns royalty from production. If the Owners elect to receive a 5% net returns royalty, the Company will be obligated to make advance royalty payments of $200,000 within thirty days after commencement of Commercial
Production (as defined in the Agreement), and $250,000 each year thereafter. If the Owners fail to notify the Company of their election prior to the end of the 90 day election period they will be deemed to have made an election to receive a 5% net returns royalty.

     The Agreement provides that, once the Owners have made their election, the Company shall have one year within which to achieve Commercial Production. If the Company fails to achieve Commercial Production within one year, the Company must either reconvey the property to the Owners or extend by one year the time period within which Commercial Production must commence by paying an advance royalty of $200,000 to the Owners. If Commercial Production has not begun by the end of the extension period, the Company may obtain one final extension of one year within which to achieve Commercial Production by paying the Owners an additional advance royalty of $250,000.

     In addition to the advance royalty payments and the work commitments outlined above, the Company is obligated to pay all fees necessary to maintain the unpatented mining claims through August 31 of the calendar year in which the extension year expires.

     The area of the Company's primary activity lies approximately 4,000 feet west of the Sunnyside deposit previously mined by Coeur d'Alene. The results of the Company's drilling during 1993 were favorable, including a number of intersections that exceed 100 feet in thickness and average in excess of 0.10 ounces of gold per ton. The Company was also successful in extending the deposit along strike into an area that was not previously drilled. During 1994, the Company drilled a total of 104 exploration and development holes on the property, helping to define the margins and high grade core of the Dewey deposit. As of December 31, 1995, the Company has expended a total of $2.3 million on the property.

  Location, Access, Terrain and Climate

     The Dewey Mine lies within the Thunder Mountain
District in eastern Valley County, Idaho.  Access to the
District is obtained via U.S. Highway 95 to Cascade, Idaho, then east 42 miles to Landmark, Idaho on Forest Highway 22, then north and east approximately 57 miles on U.S. Forest
Service roads to the property.  The Thunder Mountain Mining
District is currently accessible by vehicle about seven months out of the year from late May to late November.

     Local elevations range from approximately 7,300 to 9,000 feet. The District forms a 5,980-acre enclave of patented and unpatented land within the Frank Church
Wilderness Area administered by the Krassel District of the Payette National Forest.

     Due to the location of the property, and based on the experience of operations previously conducted at the Dewey
Mine and at nearby existing operations, future mining operations of the Company would be seasonal, but processing may be conducted year around.

  Drill-defined Mineralization

     The Company's internal engineering staff updated the mine model in 1995. This work indicated the presence of preliminary floating cone mineable open pit drill-defined mineralization of 5,290,000 tons with an average grade of
0.047 ounces of gold per ton containing approximately
248,630 ounces of gold. The calculation was based on a gold price of $400 per ounce and a 0.031 gold ounce per ton operating cutoff grade. The estimated stripping ratio of waste to ore for this mineralization is approximately
1.02:1. Further, metallurgical test work completed in 1995 indicated the material is amenable to heap leaching, and an 85% gold recovery factor was used in the mine model.

     Additional potential is known to exist within the Thunder Mountain property. The presence of other drill-indicated gold mineralization has been identified by the earlier exploration programs conducted by the Company as well as other mining companies. During 1996, limited exploration is planned at Thunder Mountain in conjunction with the ongoing geotechnical and environmental work needed to generate data for mine design and permitting. Geological mapping and geochemical surveys will be completed on several outlying targets to be tested in the future after issuance of permits.

  Plan of Operations

     The Dewey Mine deposit is a bulk tonnage, heap-leachable ore body and is located on several patented lode mining claims in the central portion of the Thunder Mountain Mining District. The Company is currently conducting a feasibility study to determine the optimum design by which to profitably exploit this deposit. It is presently anticipated that conventional open pit/heap leach techniques will be used. The fluid management system will be designed as a zero discharge system. Due to the remote location of the deposit, the Company will be required to generate its own electrical power.

     The Company plans to use a contract miner to develop and operate the open pit mine. The preliminary production schedule is for a six to eight month per year mining system, two shifts per day, seven days per week. The number of mine operating days is estimated at 210 to 240, depending on weather. Processing would occur at least 250 days per year, and perhaps would run throughout the year. The Company would expect to employ approximately 75 to 100 people at the Dewey Mine.

  Geology

     The Thunder Mountain Mining District is localized in the central portion of a caldera complex underlain by Challis Volcanics as well as graben-fill, pyroclastic-derived sediments. The Dewey Dome ore deposit is hosted by the pyroclastic sediments, and the Sunnyside, Goldbug and Lightning Peak deposits mined by Coeur d'Alene were hosted by the volcanics. Known concentrations of economic gold mineralization are controlled by a combination of structure and stratigraphy.

  Permitting

     During 1995, limited geotechnical and baseline environmental work was conducted while the Company was re-evaluating the project based on heap leaching of the ore for recovering gold. On January 31, 1996, based on favorable preliminary findings, the Company submitted a Notice of Intent to Operate ("NOI") with the Idaho Department of Lands and Payette National Forest. A feasibility study will be ongoing throughout 1996 to refine the project design and economics. Since permitting has only recently commenced, it is difficult to predict when necessary permits might be received. However, it seems reasonable to expect that permit approvals are attainable in 1997, which may allow for development of the project that same year.

Montana Tunnels

     The Montana Tunnels property is located in the Colorado Mining District, Jefferson County, Montana, 22 miles south of Helena. Montana Tunnels consists of approximately 9,300 acres of patented ground plus about 1,000 acres of other mineral rights. This property was developed and is operated by Pegasus Gold Inc. ("Pegasus") pursuant to an agreement with the Company. Mine and mill construction commenced in March 1986, milling operations began in March 1987, and full operating status was achieved by Pegasus in October 1987.

     The Montana Tunnels Mine involves open pit mining operations and conventional milling technology. The Montana Tunnels ore is processed through a circuit which incorporates crushing, grinding, and selective flotation to produce lead and zinc concentrates, and a gravity circuit for recovery of free gold. The majority of gold and silver value is associated with the base metal concentrates.

     Pegasus has supplied to the Company the operating statistics for Montana Tunnels set forth in the following table:

                        Year Ended December 31,
                       ________________________
                          1995        1994
                       ________________________
Ore milled (tons)      5,474,191   5,411,170
Payable metals:
Tons of lead               7,399       9,374
Tons of zinc              21,611      19,814
Ounces of gold            89,231      80,179
Ounces of silver       1,073,173   1,085,257

     As of December 31, 1995, Pegasus estimates that the
Montana Tunnels Mine has proven and probable ore reserves of approximately 24,000,000 tons.

     The Company owns a net profits royalty interest in the Montana Tunnels Mine. The Company is entitled to the greater of a five percent net profits royalty interest or minimum advance royalties of $60,000 per month until certain construction, land acquisition and associated financing and other costs have been recovered by Pegasus ("Payback"), and a 50 percent net profits royalty interest thereafter. Payback is defined in the agreement with Pegasus to occur when 90 percent of net profits equals the sum of $250,000, plus the project costs incurred subsequent to January 1, 1986, plus interest costs imputed on these costs until September 30, 1987, the date of full operation status. Net profits, as defined, include deduction from revenues of such costs as direct operating and administration expenses, allowable new capital expenditures, property payments, management fees, interest on debt and equity financing, repayment of gold loans, repayment of certain debt obligations, and taxes other than income taxes. Based on information provided by Pegasus, the Company estimates that, as of December 31, 1995, the remaining net profit recoverable costs were $26,539,000.

     Depending on metal prices and production rates, Payback could be achieved which would result in increased revenue to the Company at some future date. However, even if Payback is not achieved, the Company seems reasonably assured of continued payments of $720,000 per year during the life of the Montana Tunnels Mine, now estimated by Pegasus to continue into the year 2000. During 1995, the Company received minimum annual royalties of $720,000.

Exploration

     Due to continued threat of adverse amendment to or replacement of the U.S. mining laws as well as to other existing regulations, the Company continued in 1995 to direct its exploration activity to the evaluation of private lands in the United States, and opportunities in Latin America. Exploration for minerals, particularly for gold, is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that the Company's mineral exploration efforts will be successful. Once mineralization is discovered, it usually takes a number of years from the initial phases of exploration until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metal from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company's exploration programs will result in the expansion or replacement of existing reserves.

  Cala Abajo, Puerto Rico

     During 1992, 1993, and 1994, the Company acquired an equity interest currently totaling approximately 80% of the outstanding common stock of Southern Gold Resources (USA), Inc., a Colorado corporation. On October 5, 1992, Southern Gold was granted an exclusive exploration permit by the Puerto Rican government covering 2,170 acres that include the Cala Abajo copper/gold deposit in west-central Puerto Rico. The prospecting permit may be extended year to year for a maximum 10 year period and gives the Company the exclusive right to conduct exploration and environmental studies and to negotiate a mining lease covering the permit area. Through June 1995, the Company incurred approximately $1.0 million in drilling, metallurgical test work, engineering and base line environmental studies and had determined the existence of mineable drill-defined mineralization of 52,649,000 tons of ore averaging 0.799% copper and 0.013 ounces of gold per ton, resulting in an equivalent copper grade of 1.134% copper. The estimate contains approximately 847,000,000 pounds of copper and 685,000 ounces of gold. The overall stripping ratio is approximately 1.13:1, including waste to be removed before mining could begin.

     In 1995, the Commonwealth of Puerto Rico amended its mining law to prohibit open pit mining of metal deposits on the island. The effect of the mining law, as currently amended, was to render the Company's plan for development of the Cala Abajo deposit uneconomic. Accordingly, the Company's investment was written off during the year. The Company is considering various strategies and responses to the action by the Commonwealth of Puerto Rico.

  Other United States Mineral Properties

     The Company has additional mineral properties, located in Utah, Montana, and Wyoming in the United States. These additional properties are currently being explored solely by the Company.


                                                                          Investment as of
           Property               State                  Status           December 31, 1995
- -------------------------------------------------------------------------------------------
Goldstrike Area                 Utah       Drilling scheduled               $358,000
Baggs Creek/ Hidden Hand        Montana    Has small resource                $68,000
Jack Springs                    Montana    Has small resource                    -
Elk Creek                       Montana    Available for joint venture       $89,000
Hartville                       Wyoming    Assembling land package           $14,000
Round Top                       Alaska     Part of Illinois Creek            $45,000

  Mexico

     The Company, through its wholly owned subsidiary, MXUS S.A. de C.V. ("MXUS"), is currently investigating a number of opportunities located primarily in the northern Mexican states of Sonora, Chihuahua and Coahuila. The more significant projects the Company is currently evaluating are described below.

  Amargosa

     This property is located approximately 95 kilometers southeast of Juarez in the state of Chihuahua. The property is accessible from Juarez on Highway 2, southeast for 90 kilometers to El Porvenir, then via poorly maintained dirt roads to the project. The Company controls by denouncement approximately 15,100 acres. The Company must meet certain minimum work requirements arising from Mexican mining law to maintain its rights to the properties. In addition, if the properties are placed into production, the Company will be obligated to pay net smelter return royalties varying from 2.75% to 3.25% on production from most of the properties.

     A significant amount of exploration was conducted on the Amargosa polymetallic massive sulfide targets in 1994. Results of this drilling at Amargosa were geologically interesting, but no significant economic widths were encountered, or continuity between holes demonstrated by the three holes drilled.

     A strong magnetic anomaly was partially defined at the edge of a ground geophysical survey. The anomaly, which is as yet untested, occurs on the down-dropped side of a major fault which may be the feeder fault for the massive sulfide mineralization. This geologic setting is very similar to that of several other major massive sulfide deposits around the world, such as the Sullivan Mine in British Columbia.

     Although this property continues to hold a great deal of geologic interest, no economic mineralization has yet been identified. Accordingly, management recorded an impairment loss of $1.0 million in 1995. As of December 31, 1995, the Company's remaining investment in this property was approximately $315,000.

  Boludo Goldfields

     Early in 1994, MXUS acquired by lease and purchase option approximately 5,400 acres in the Boludo Goldfields placer district located approximately 121 kilometers southwest of Nogales in northwest Sonora. Access to the property is via paved highway and well maintained dirt road. During 1994, 328 backhoe pits were dug at Boludo by the Company to test for placer gold. In addition, several drill holes were put down in the hard rock targets. This drilling failed to identify significant mineralization; however the placer sampling identified a resource estimated to contain about 10.5 million cubic yards with an average grade of
0.011 ounces gold per cubic yard or about 116,000 ounces of contained gold. The original land package was trimmed back to this resource area to reduce holding costs. In 1995, the Company entered into an agreement with Resource Trend Pty Ltd, an Australian mining company, which intends to place it into production during 1996. The Company retained a royalty interest on future production from the property. The Company's investment in this project was approximately $450,000 as of December 31, 1995.

  Noche Buena

     Noche Buena is a disseminated gold prospect located approximately 45 kilometers northwest of the city of Caborca in the state of Sonora. Access from Caborca is via Highway 2 north for 60 kilometers then west via dirt road for approximately 10 kilometers. MXUS controls by denouncement approximately 18,800 acres at Noche Buena that are subject only to Mexican mineral property fees and taxes.

     The Company has drilled 51 reverse circulation holes on the property. Low grade gold mineralization was detected in nearly every hole over a surface area of approximately 100
acres.   This property was joint ventured to Kennecott
Exploration Company in 1995. As of December 31, 1995, the Company's investment in Noche Buena was approximately $366,000.

  Samalayuca

     Samalayuca is located approximately 40 kilometers south of Juarez in the state of Chihuahua, and is accessed via Highway 45 to the town of Samalayuca then via dirt roads west a few kilometers to the property. The Company controls by lease agreement and denouncement approximately 19,000 acres. The lease, executed on August 12, 1992, provides for a twenty year term. If the exploration work is successful, the owners will be paid a three percent net smelter return royalty on base metals and a four percent net smelter return royalty on precious metals produced and sold from the property. The Company makes annual advance royalties of $25,000 and must meet certain minimum work requirements.

     The property is a sediment hosted, stratabound copper/silver property with primary chalcocite mineralization. In the past (pre 1975), local miners shipped copper bearing quartzite to the El Paso smelter as flux. These miners were paid for the copper content of this material which ranged from one to three percent. Mining ceased when copper prices fell in the mid 1970s.

     The Company has conducted short hole air track drilling as well as limited rotary and core drilling since acquisition of the property. Results of this work have been inconclusive due to structural complexity and associated oxidation and to depletion of copper values near the surface.

     During 1995, the property was leased to Phelps Dodge.
As of December 31, 1995, the Company had invested a total of $523,000 in the property.

  Sierra Mojada

     This property is located approximately 200 kilometers north of Torreon in the state of Coahuila. Access is via improved dirt road north from Torreon or by railroad from Monclova. The Company controls by denouncement approximately 11,800 acres in the district.

     Production from the district in the past has been significant, consisting of copper, zinc, lead and silver.
The district was discovered in 1878 with most of the past production occurring between 1890 and 1945. Currently, oxide zinc is being mined by others in the district and shipped to a smelter in Monterey, Mexico.

     The exploration objective consists of defining new polymetallic deposits similar to those previously exploited, as well as evaluating the remaining resource in the current mines.

     The Company entered into an agreement with Kennecott
Exploration Company in 1994 to jointly explore and develop their extensive concessions in the old Sierra Mojada mining district. Kennecott conducted geophysics and drilling on the properties in 1994 and 1995. Based on the work performed, Kennecott elected not to continue with the project. The Company plans to review the data generated by Kennecott, reduce the size of the land package and seek to interest other mining companies in the property. The
Company's investment in this project was approximately
$33,000 as of December 31, 1995.

  Other Mexican Mineral Properties

     The Company has additional mineral properties in Mexico as follows.

<CAPTION
                                                                        Investment as of
Property                             State   Status                    December 31, 1995
- ----------------------------------------------------------------------------------------
Altar, Los Apaches                   Sonora  Available for lease          $107,000
El Cajon/Las Cruces/Tecolote,                Initial evaluation to
 La Tribu/La Reserva                Sonora   be completed in 1996        $123,000
El Ocuca, Las Rastras, San Miguel    Sonora  Under lease                  $153,000

  Ecuador

     In 1995, the Company acquired all of the outstanding capital stock of Mega Minerals S.A., an Ecuadorian company. The assets of the company at the time of acquisition consisted of title to eight exploration concessions comprising approximately 80,600 acres and the right to acquire title to four additional exploration concessions comprising approximately 5,900 acres. The twelve concessions are located in the Nambija-Zamora gold belt of southern Ecuador. Initial exploration on these concessions has yielded encouraging results. Follow-up geological mapping and geochemical sampling of stream sediments anomalous in base and precious metals have identified a two kilometer by three kilometer zone of skarn type alteration with associated base metals and gold mineralization. An exploration program is being planned to further evaluate the discovery. The Company's investment in Ecuador as of December 31, 1995 totaled $222,000.

  Chile

     In 1995, USMX acquired its first exploration project in Chile through its wholly-owned subsidiary, Compania Minera USMX de Chile. The Putu property is located approximately 160 miles southwest of Santiago, Chile near the coastal city of Constitution. Ten concessions totaling 7,410 acres were staked by USMX to cover the Putu Gold Mine, as well as several other small prospects. A magnetite rich, felsic volcanic, exhalite horizon was previously mined for gold at Putu by underground methods.

     The Company is currently running a ground magnetic geophysical program and soil geochemical survey over the immediate mine area. Regional exploration has identified other showings of the mineralized exhalite that upon weathering have generated placer gold deposits which have been mined by the local inhabitants.

     The Putu project is located in a forested area near sea level with very limited outcrop exposures, similar to the Pacific Northwest of the United States. Following completion of the survey work to be performed during the first quarter of 1996, the data will be compiled and reviewed to identify profitable drilling targets. The Company's investment in Chile as of December 31, 1995, was approximately $18,000.

Competition

     The Company has been engaged primarily in the exploration for, development, and operation of precious metal properties. The Company's current objective is to locate and acquire prospects that can be profitably mined by open pit or underground methods. The search for this type of deposit involves high risk, and development requires relatively large capital outlays and a high degree of operational expertise. The Company must compete for mineral properties with many companies, including those which are substantially larger and possess greater financial resources than the Company.

     The availability of mining prospects in the United States is dependent on the Company's ability to negotiate leases with property owners or locate claims pursuant to the general mining laws of the United States Increased governmental regulation of the location, exploration and development of mineral prospects, coupled with the increased withdrawal of public lands from mineral entry, as well as potential federal legislation to revise or replace the general mining laws of the U.S., could limit the availability of mineral prospects and increase the cost of those which are available. Due to the potential for adverse changes to the general mining laws of the U.S., more onerous reclamation standards and new mining claim fees, the Company continues to focus much of its exploration efforts on private lands in the United States and in Latin America.

Markets

     If minerals are discovered under claims or leases in which the Company owns an interest, the availability of a ready market may depend on numerous factors not within the Company's control, including the extent of production by others, proximity and capacity of mills, and the effect of state and federal regulations. To date, the Company has made precious metal sales from its mines and has not been dependent on any single customer for its products.
Typically, gold can be readily sold in several markets with a multitude of buyers. The Company also uses forward sales and option contracts in connection with its marketing program.

Government Contracts

     No portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Governmental Regulation

     The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health
Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration
("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

     All of the Company's exploration, development and production activities are subject to regulation under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time.

     During the past three years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed on unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on the processing of new patent applications was approved. That moratorium has been extended pending reform of the General Mining Law. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental
controls and restoration requirements.   The royalty
proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict. Although a majority of the Company's existing and planned operations are on other than federal lands, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands.

  Environmental Regulations

     Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to the Company's ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to the Company or other companies within the industry. To the extent the Company is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company.

     In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

     Pending bills which affect environmental laws applicable to mining include versions which may substantially alter the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and a bill which will introduce additional protection of wetlands (Wetlands Protection and Management Act). Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage.

     The Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). Of particular concern to the mining industry is a proposal by the EPA titled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II as proposed, the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

     The Company is also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act
("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

Employees

     The number of persons employed by the Company at March
8, 1996 was thirty-three.

Financial Information about Foreign and Domestic Operations and Export Sales.

     The Company had no production from foreign mining operations and did not make export sales during 1995.

     During 1991, the Company incorporated USMX Mining, Inc. under the British Columbia Company Act in anticipation of a potential acquisition in the Province of British Columbia that was not consummated. USMX Mining, Inc. had no material assets or obligations as of December 31, 1995.

     During 1992, 1993, 1994 and 1995, MXUS S. A. de C. V.,
a wholly owned subsidiary of the Company, acquired the exploration rights to several properties in Mexico located in the states of Chihuahua, Sonora, Coahuila and Jalisco. The Company expended approximately $987,000,000 in Mexico in 1995 on these properties and on general reconnaissance. As of December 31, 1995, the Company's investment in Mexican properties amounted to approximately $2.1 million.

     In 1992, the Company caused the incorporation of a Costa Rican subsidiary, USMX de Costa Rica S. A., to facilitate potential acquisitions in Costa Rica. To date, no material expenditures or obligations have been incurred by this subsidiary.

     In 1994, the Company caused the formation of a Chilean subsidiary, Compania Minera USMX de Chile Limitada, to facilitate exploration in Chile. To date, no material expenditures or obligations have been incurred by this subsidiary.

     In 1995, the Company purchased the outstanding capital stock of Mega Minerals, S.A., an Ecuadorian company. As of December 31, 1995, the Company had invested approximately
$222,000 in mining concessions and exploration thereof.

Glossary of Terms

     The following terms are described to aid in understanding this report.

Air Track Drilling
See Drilling.

Anomaly
An anomaly is a geochemical, geophysical or other observed condition, indicated by differing empirical physical data, that may indicate the presence of mineralization in underlying bedrock.

Base Metals
A family of metallic elements, including copper, lead and zinc.

Caldera Complex
A large, basin-shaped volcanic depression created by subsidence, representative of a volcanic vent, which is characterized by a diverse assemblage of volcanic intrusive and extrusive rocks.

Carbon Adsorption
A process in which soluble complexes of gold and silver physically adhere without chemical reaction to the molecular surfaces of activated carbon particles. The process is used to collect gold and silver from a leach solution. The Company uses activated carbon made from coconut shells.
This carbon contains five to six million square feet of molecular surface area per pound.

Cash Costs
Include all site costs incurred for mining, crushing, pad loading, leaching, processing and mine site general and administrative functions. Such costs exclude royalties and mining taxes which costs are triggered not by the production of gold but by its sale. Also excluded are depreciation of equipment, amortization of previously capitalized costs and accrual of reclamation costs. Revenues from the sale of by-products (principally silver) are deducted from cash costs.

Contained Ounces
The estimated number of ounces of precious metals contained in an orebody which is a gross measurement of ounces in the ground. The ounces ultimately recovered from the ore
(recoverable ounces) will be less than contained ounces due to inherent inefficiencies in recovery methods.

Cutoff Grade
The lowest grade of mineralized material that can be mined and processed economically.

Denouncement
A process under Mexican mining law by which an exploration concession may be obtained from the Mexican government. The exploration concession is granted for a period of six years. If a mineable resource is delineated, then an exploitation concession with a term of fifty years can be obtained.

Dilution
An estimate of the amount of waste or low grade mineralized rock that is unintentionally mined as part of normal mining practices in extracting ore.

Dore
Unrefined bullion that is an alloy of gold and silver and various impurities which will be further refined to almost pure metals.

Drill-Defined Mineralization
Ore reserves, except that all legal requirements for extraction of minerals have not yet been satisfied.

Drilling

Air Track Drilling
Small diameter, short hole, percussion drilling using compressed air.

Core Drilling
Drilling using a hollow diamond-studded bit that cuts out a rock core. This core is extracted from inside the drill rod for geological examination and assay.

Infill Drilling
Drilling between existing holes to better define the geology or to improve the reliability of the ore reserve calculation.

Rotary Drilling
Drilling with a bit that breaks the rock into chips. The chips are continually flushed from the hole (outside the drill pipe) and are collected in sequence for geological examination and assay.

Reverse Circulation Drilling
A type of rotary drilling that uses a double walled drill pipe. Compressed air, water or other drilling medium is forced down the space between the two pipes to the drill bit, and the drilled chips are flushed back up to the surface through the center tube of the drill pipe.

Flotation
A milling process for mineral concentration based on the selective adhesion of minerals to air bubbles in a water and ground-ore mixture. Air and specific chemicals are introduced into the mixture. The finely ground minerals float to the surface forming a metal rich concentrate that is skimmed off the surface. The resulting concentrates are shipped to a smelter where the final products are produced.

Graben
A block, generally long compared to its width, that has been downthrown along faults relative to the rocks on either side.

Grade
The metal or mineral content of rock, ore or drill samples.
With respect to precious metals, grade is generally expressed as troy ounces per ton of rock.
Gravity Concentration
A method of recovering precious metals and other heavy constituents from ore in which the ore may be physically reduced in size, combined with water and then processed utilizing gravity to separate the heavier precious metals from the waste material.

Heap Leaching
A low cost leaching process in which ore is placed in a heap on an impermeable pad. The solvent, which in the case of gold is a weak cyanide solution, is sprinkled over the heap and is later collected after percolating through the ore and dissolving the metals, allowing subsequent gold recovery.

Hydrothermal Alteration
Changes in rocks or minerals caused by heated solutions.

Joint Venture
An arrangement whereunder two or more parties agree to jointly participate in the evaluation of a mineral property.

Leaching
The extraction of a soluble metallic element from ore by dissolving the metal in a solvent.

Leach Pad
An impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping from the circuit.

Massive Sulfide Mineralization
A sulfide deposit characterized by a concentration of interconnected sulfides totaling in excess of 30% of the total rock, as opposed to a disseminated or veinlike deposit.

Mill
A plant where ore is ground, often to fine powder, and the minerals and metals are concentrated and extracted by physical or chemical processes.

Mineable
That portion of a mineral deposit from which it is economically feasible to extract ore.

Mineral
A naturally occurring, usually inorganic and crystalline substance with characteristic physical and chemical properties that are due to its atomic arrangement.

Mineralization
Mineral bearing rock. Mineralization generally refers to the presence of gold, silver, or other minerals and metals which may not qualify as a commercially mineable orebody without completion of additional evaluation.

Net Profits Royalty (Net Profits Interest)
A royalty based on the pretax profit (proceeds) remaining after recapture of certain operating, capital and other costs. The type and manner of computation of such capital and other costs may vary considerably.

Net Smelter Return Royalty (Net Returns Royalty)
A royalty based on the actual sale price received for the subject metal less the cost of smelting and/or refining the material at an off-site refinery or smelter along with off-site transportation costs.

Orebody
A mineral deposit that can be mined at a profit under existing economic conditions.

Ore Reserves
That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Proven Ore Reserves
Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes;
grade is computed from the results of detailed sampling and
(b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable Ore Reserves
Reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Ounce
Troy ounce which is equivalent to 31.103 grams. A troy ounce is approximately 9.7% heavier than an avoirdupois ounce. Accordingly, there are 14.58 troy ounces in an avoirdupois pound as opposed to 16 avoirdupois ounces.

Oxide Ore
Mineralized rock in which some of the original minerals have been oxidized. Significant for heap leach operations since oxidation often changes the original minerals to a more soluble form, and may also permit a more complete permeation of cyanide solutions throughout the mineralized rock so that particles of gold in the ore may be more readily dissolved in the leaching process.

Patented Mining Claim
A mining claim, usually comprising about 20 acres in area, to which the U.S. Government has conveyed title to the owner.

Placer Deposit
A surficial mineral deposit formed by mechanical concentration of mineral particles from weathered debris, and which contains heavy minerals and metals such as gold.

Polymetallic
A type of deposit that contains a suite of minerals or metals that may be valuable. Often copper, lead, zinc, silver and gold may occur together.

Pyroclastic Rock
A rock consisting of unreworked solid material explosively or aerially ejected from a volcanic vent.

Recoverable Ounces
Those ounces contained in ore which can be ultimately produced and shipped from the mine.

Recovery Rate
The percentage of a metal recovered in a mineral separation process. Recovery rates vary considerably depending on physical, metallurgical and economic circumstances.

Refining
A process for removing impurities from metals by introducing air and fluxes into the molten metal. The impurities are removed as gas or slag.

Reserve
See Ore Reserves

Reverse Circulation Drilling
See Drilling.

Run of Mine Ore
Ore that is loaded onto heaps directly from the mine without having been crushed.

Stratabound
A situation in which mineralization is essentially contained in or confined to a particular sedimentary or volcanic unit.

Strike
The compass direction that the long axis of a geological feature takes as it intersects the horizontal.

Stripping Ratio
The tonnage ratio between waste and ore in an open pit mine.

Sulfide
A mineral compound characterized by the linkage of sulfur with a metal. Gold mineralization characterized by the presence of sulfides is often more difficult to leach, and therefor less economic.

Supergene Enriched Deposit
A deposit in which the mineralization has been concentrated due to oxidation and movement by groundwater with subsequent reprecipitation in a reducing environment at or near the water table.

Unpatented Mining Claim
That portion of public mineral lands which a party has staked or marked out in accordance with federal and state mining laws to acquire the exclusive right to explore for and exploit the minerals which may occur on such lands.

Working Interest
The interest in a mineral property which entitles the owner of such interest to participate in the exploration, development, and operation of a mineral property, and to share in the revenues generated and related costs incurred.

Item 3.     Legal Proceedings.

     There are currently no legal proceedings to which the Company is a party.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this Report.

                        PART II



Item 5.     Market For The Registrant's Common Equity And
        Related Stockholder Matters.

     The Company's common stock trades on The Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "USMX" and the Toronto Stock Exchange under the symbol "USM". The Nasdaq Stock MarketSM is the principal market on which the Company's shares are traded. The following table shows the high and low prices and the volume traded of the Company's shares on The Nasdaq Stock MarketSM for 1994 and 1995. The closing price of the Company's common shares on December 29, 1995, on The Nasdaq Stock MarketSM was $1.97.

                   High     Low      Volume
1994
First Quarter     $4.75    $3.75   1,214,100
Second Quarter     4.25     2.94     948,100
Third Quarter      4.25     2.38   1,332,000
Fourth Quarter     4.19     2.38   1,423,200
1995
First Quarter      2.75     2.06   1,082,500
Second Quarter     2.94     2.13   1,648,700
Third Quarter      2.63     1.97   1,881,700
Fourth Quarter     2.06     1.75   1,347,100

     At March 8, 1996, the approximate number of holders of record of the Company's Common Stock was approximately 4,000. This number does not include beneficial owners holding shares through nominee or "street" names. No cash dividends have been paid by the Company. It has been the Company's policy to use funds derived from its earnings for exploration, development and other business activities. The Company currently intends to continue this policy and does not anticipate paying cash dividends in the near future.
Any determination to pay cash dividends in the future will be made by the Company's Board of Directors after consideration of the Company's financial condition, business prospects and other relevant factors. At present, the Company must first obtain the prior written consent of a bank pursuant to a Secured Revolving Credit Agreement before paying dividends or returning any capital or making any distribution of assets to the Company's stockholders. In addition, pursuant to the terms of the financing commitment with respect to the Illinois Creek Project, the Company is prohibited from paying dividends until the financing is repaid.

Item 6.     Selected Financial Data


     The selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto which appear elsewhere in this Report.


(Amounts in thousands except per share data)                             December 31,
Summary of Financial Condition Data                    1995     1994       1993     1992     1991
- --------------------------------------------------------------------------------------------------
Working capital                                       $5,094  $14,105    $19,362  $12,903  $11,427
Current assets                                        $5,834  $14,923    $21,573  $16,427  $14,140
Total assets                                         $17,469  $24,190    $28,808  $28,741  $26,195
Current liabilities                                     $740     $818     $2,211   $3,524   $2,713
Long term liabilities                                   $885     $361     $1,074   $3,290   $1,680
Stockholders' equity                                 $15,844  $23,011    $25,523  $21,927  $20,052


                                                                  Year Ended December 31,
Summary of Operations Data                             1995     1994       1993     1992     1991
- ---------------------------------------------------------------------------------------------------
Revenue (gold sales revenue plus net
 other income)                                        $3,922  $14,866    $24,252(1)$18,043  $17,564
Net income (loss)                                    ($6,906)    $204     $2,602       $37   $1,928
Net income (loss) per share                           ($0.47)   $0.01      $0.17     $0.00    $0.14

(1)  Includes gain from the sale of the Company's Alligator
Ridge assets totaling $5,000

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources

     Working capital at December 31, 1995, was $5.1 million. Cash and cash equivalents amounted to $5.2 million. Cash and cash equivalents decreased during 1995 by $6.8 million primarily as a result of investment in property and equipment of approximately $5.7 million, including deferred exploration costs of $1.5 million and development costs of $4.2 million ($3.1 million at Illinois Creek, Alaska, $0.7 million at Thunder Mountain, Idaho, and $0.4 at Cala Abajo, Puerto Rico), and cash used in operations of $1.3 million. These were partially offset by proceeds from the sale of property and equipment of $449,000, principally proceeds from the sale of the Company's interest in the Kinsley Mountain project in Nevada.

     The Company completed its feasibility study of the Illinois Creek Project in February 1996. It is the Company's goal to commence mining in the summer of 1996.
The Company estimates that the costs necessary to develop the Illinois Creek Mine and place it into production will be approximately $26.6 million including approximately $4.7 million in working capital and $4.0 milllion in property acquisition costs which may be paid by the issuance of USMX common stock. The Company intends to use its internal cash resources and the proceeds of a $22 million facility to finance the development and construction costs. The commitment for this facility is subject to several conditions, including a satisfactory due diligence report from an independent engineering firm, receipt of necessary permit approvals and completion of documentation satisfactory to the lender.

     In order for the Company to commence mining at the Illinois Creek Mine in the summer of 1996, the facility must be obtained in the spring of 1996 and the Company must continue to make substantial development expenditures. The Company's working capital is expected to decrease substantially as the Company expends funds on the Illinois Creek Project.

     The Company is considering the use of internal sources of capital other than its cash resources, including its Montana Tunnels net profits interest and its holdings in Alta Gold Co. common stock. The Company has also retained a Canadian investment banking firm as its financial advisor for the purpose of formulating and implementing a plan to assist the Company in raising additional funds to partially fund the Illinois Creek and Thunder Mountain Projects and for strategic acquisitions. The Company has no firm commitment for additional financing.

     The Company has filed a Notice of Intent to Operate with the Idaho Department of Lands describing the Company's proposed gold and silver mining activities in the Thunder Mountain Project. Management estimates that the project would require substantial capital to place it into production, including working capital. If the project is sufficiently attractive to warrant continued development and the necessary permits are obtained, construction could begin in 1996 with the earliest completion date in 1997. Management believes that the Company will probably need to obtain additional capital to place Thunder Mountain into production.

     The Company's balance sheet at December 31, 1995, reflects a total of $1.2 million in accrued reclamation liabilities associated with its acquisition and operation of the Goldstrike Mine. Reclamation activities in 1996 will focus primarily on recontouring, topsoiling and planting heap number one and the completion of rinsing and commencement of recontouring and topsoiling of heap number two as well as the dismantling of the process plant and reclamation of the plant site. The goal is to gain acceptance of the Company's final closure plan by midyear and to achieve final closure by mid 1997. This reclamation is expected to be financed with internally available cash balances, cash generated from the sale of gold produced as a by product of heap rinsing and cash previously provided to the State of Utah as reclamation surety.

Results of Operations

     The Company realized a net loss for the year ended December 31, 1995, of $6,906,000 compared with net income of $204,000 for 1994 and $2,602,000 for 1993. The loss for
1995 includes mineral property abandonments and impairments of $4,431,000. The 1994 results include a $497,000 income tax credit. This credit is primarily the result of the difference between the estimated 1993 federal income tax provision and the actual liability reflected on the income tax returns which were prepared and filed after the 1993 financial statements had been issued. The 1993 results include a gain of approximately $5,000,000 from the sale of the Company's Alligator Ridge assets in two separate transactions during the year, additional 1992 federal income taxes of $396,000 and property abandonments totaling $938,000.

     Fluctuations in the Company's results of operations from year to year arise primarily from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold, (3) the cost of mineral properties abandoned during any given period, and
(4) asset dispositions.

  Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the variance in gold sales revenue for the years ended December 31, 1995, 1994, and 1993:

________________________________________________________________________________________
Revenue Variance Analysis
Year Ended December 31,                            1995             1994          1993
- ----------------------------------------------------------------------------------------
Ounces of gold sold                                 6,900          35,575       50,429
Average price realized per ounce                     $388            $383         $360
Change in revenue attributable to:
More (less) ounces sold                      ($10,972,000)    ($5,342,000)  $1,105,000
Higher (lower) price                               35,000         820,000        2,000
- ----------------------------------------------------------------------------------------
Increase (decrease) in gold sales revenue
 compared to the preceding year              ($10,937,000)    ($4,522,000)  $1,107,000
________________________________________________________________________________________

  Change in Costs Applicable to Sales

  Cost of gold sold

     Cost of gold sold was $2,890,000 or approximately $419 per ounce in 1995 compared to $11,203,000 or approximately $315 per ounce in 1994 and $16,226,000 or approximately $322 per ounce in 1993. The fluctuation in the cost of gold sold is a result of the change from period to period in the mix of production from the Company's mines and the change in the cost of production throughout the life of each mine as illustrated in the table below.


Year Ended December 31,                1995        1994             1993
- ---------------------------------------------------------------------------------------
                                                            Alligator   Gold-
                                    Goldstrike  Goldstrike   Ridge(1)  strike(2) Total
- ---------------------------------------------------------------------------------------
Ounces of gold produced                6,266     34,486      23,454    31,934    55,388
Ounces of gold sold                    6,900     35,575      19,299    31,130    50,429
Per ounce statistics:
Cash production costs incurred          $233       $229        $268      $305      $289
Depreciation, depletion, amortiza-
  tion and reclamation accruals           -          48          60        21        38
- ---------------------------------------------------------------------------------------
Production cost per ounce produced      $233       $277        $328      $326      $327
=======================================================================================
Gold sales revenue                      $388       $383        $360      $360      $360
- ---------------------------------------------------------------------------------------
Production cost per ounce sold          $212       $269        $399      $334      $359
Change in inventories and deferred
  production costs                       207         46         (13)      (52)      (37)
- ---------------------------------------------------------------------------------------
             Cost of gold sold           419        315         386       282       322
Mining taxes                               2          3           3         3         3
Production royalties                      55         19          19        16        17
- ---------------------------------------------------------------------------------------
Costs applicable to sales                476         337        408       301       342
- ---------------------------------------------------------------------------------------
Gross profit (loss)                     ($88)        $46       ($48)      $59       $18
=======================================================================================

(1)  Sold August 27, 1993.
(2)  The Goldstrike Mine was acquired effective November 1, 1992.


     Cash production costs per ounce of gold produced at the Company's Goldstrike Mine increased to $233 for 1995 from $229 for 1994 despite the fact that no mining, crushing or pad loading costs were incurred after October 1994 because a significant portion of processing costs are fixed and, therefore, do not decrease as production decreases. As the result of a reduction of the estimated remaining recoverable ounces of gold at the Goldstrike Mine, change in inventories and deferred production costs increased to $207 per ounce sold for 1995 from $46 in 1994.

  Mining Taxes and Royalties

     During 1995, the Company incurred $14,000 in mining taxes compared to $106,000 in 1994 and $149,000 in 1993.
The decrease in mining taxes in 1995 and 1994 is attributable to the decrease in ounces sold compared to the previous year as a result of declining production at the Goldstrike Mine. Also, the Company incurred $379,000 in royalty expense for 1995 compared to $665,000 in 1994 and $882,000 in 1993. The increase in production royalties per ounce of gold sold is attributable to the monthly minimum royalty paid at Goldstrike through January of 1996.

  Cost of Mineral Properties Abandoned and Provisions for
  Impairments of Investments in Mineral Properties

     The Company periodically reviews the carrying values of its properties. In 1995, management determined that properties with an aggregate historical cost of $758,000 no longer held sufficient promise to justify the cost of maintenance. The properties abandoned in 1995 were Tule Canyon ($65,000), Divide ($63,000) and three other properties ($202,000) in the United States and La Cienega ($111,000), Jalisco Copper ($164,000) and four other properties ($153,000) in Mexico. Property abandonments were $261,000 and $938,000 in 1994 and 1993, respectively. The properties abandoned in 1994 were the Ancho Canyon, New Mexico ($221,000) and the South Pass, Wyoming ($40,000) placer properties, both of which were acquired during the year. The properties abandoned in 1993 were the Tombstone, Arizona project ($509,000), Green Springs ($183,000), Cedar Mountain ($113,000), Emigrant Springs ($89,000) and three other properties ($44,000).

     In 1995, the Commonwealth of Puerto Rico adopted legislation which amended the mining law to prohibit future mining of metallic deposits by open pit methods. Although the Company is considering various strategies and responses, the effect of the mining law, as currently amended, is to render the Company's plan for development of the Cala Abajo deposit uneconomic. As a result, in 1995 the Company reduced the carrying value of this property to zero and recorded an impairment loss of $1.0million.

     Gold production at the Company's Goldstrike Mine in Utah declined sharply in August and September of 1995. This decline in gold recovery triggered a reevaluation of the estimated remaining recoverable gold ounces in the heaps.
As a result, the carrying value of Deferred mining and processing costs was reduced to the fair market value of the remaining gold bullion and dore at the refinery and the Company recorded an impairment loss of $1.6 million.

     Because exploration efforts to date have not yet yielded an economic deposit at the Amargosa polymetallic prospect in Chihuahua, Mexico, management determined in the fourth quarter of 1995 to reduce the carrying value of this property by $1.0 million.

  Asset Dispositions

     In April 1994, the Company sold its interest in the Kinsley Mountain Project in Elko County, Nevada to Alta Gold Co. ("Alta"). In addition to the $20,000 previously received, the Company received $380,000 in cash and Alta restricted common stock with a then market value of $200,000. In April 1995, the Company received a final cash payment of $400,000 and additional Alta restricted common stock with a then market value of $200,000. The Company received, and retained at December 31, 1995, a total of 352,711 shares of Alta restricted common stock. The cash proceeds and discounted value of the stock received were recorded as a reduction to the carrying value of the property on the Company's books. In 1995, the Company recorded a loss on this transaction of $1,000.

     During 1993, the Company sold its mining assets located at Alligator Ridge in White Pine County, Nevada in two separate transactions for a total of $20 million cash, plus the assumption by the buyer of all related obligations, including reclamation liabilities. After deducting the net book value of the assets sold of approximately $15 million, the Company recorded gains from these sales totaling approximately $5.0 million during 1993. The net book value of the assets sold comprised $8.3 million in deferred mining, crushing, pad loading and processing costs associated with ounces of gold in various stages of production, plus $8.9 million remaining investment in property, plant and equipment, less recorded reclamation liabilities of $2.2 million.

  Other Factors

     General and administrative expenses were higher in 1995 than 1994 principally due to legal and other professional fees paid relative to the Cala Abajo project and to salaries and related expenses of additional corporate staff. General and administrative expenses in 1994 were comparable to those incurred in 1993.

     Prospecting costs in 1995 were lower than 1994 as a result of the concentrated effort by the Company's exploration staff to complete development drilling at the Illinois Creek, Alaska property. Prospecting costs in 1994 were slightly higher than in 1993 due to expanded investigation of various Latin American properties in 1994.

     Higher interest rates in 1995 compensated for decreasing cash balances during the year. As a result, interest income for 1995 was comparable to 1994. Interest income was higher in 1994 than 1993 due to higher interest rates in 1994.

     Income tax expense primarily represents current and deferred federal regular and alternative minimum taxes. The entire income tax benefit of $118,000 for 1995 is the result of an adjustment to federal income taxes receivable related to 1993 net operating losses carried back to prior years. See Note 10 to the Consolidated Financial Statements for a reconciliation of the provision for income taxes for 1995, 1994 and 1993 to the statutory federal income tax rate.

Trends Which May Affect Future Results of Operations

     As previously stated, fluctuations in the Company's results of operations arise primarily from four factors: (1) changes in the volume and selling price of gold, (2) changes in the cost of gold sold, (3) the cost of mineral properties abandoned during any given period and (4) asset dispositions. The following is management's view of trends in these factors.

  Change in the Volume of Gold Sold and Selling Price of Gold

  Volume

     The Company expects minimal production from its Goldstrike Mine in 1996. The Company's principal focus is on the development of its Illinois Creek and Thunder Mountain Projects. The Company is also actively involved in exploration activities and periodically considers acquisition opportunities. It is the Company's goal to commence mining at the Illinois Creek Mine in the summer of 1996. If this can be achieved by the target date of September 1, the Company forecasts production at the Illinois Creek Mine of approximately 20,000 ounces of gold in 1996. Based on the Company's feasibility study (which is currently being reviewed by an independent engineering firm, and subject to revision) the Company projects that approximately 60,000 ounces of gold could be produced in 1997. The Company projects that the drill-defined mineralization consists of 5.54 million tons grading 0.074 ounces per ton gold equivalent or approximately 412,000 contained equivalent ounces of gold. Metallurgical recovery from the run-of-mine ore is projected to be approximately 85% of contained gold and 25% of the contained silver.

     The Company's ability to achieve the forecasted gold production will be dependent upon many factors, some of which, such as the price of gold and climate conditions, are beyond the control of the Company. No assurance can be given that the indicated amount of gold will be recovered.

     As with any development project, there is no operating history upon which to base estimates of future cash operating costs and capital requirements. Estimates of mineralization, metallurgical recovery, and cash operating costs are to a large extent based on the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility reviews which derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. Accordingly, actual cash operating costs and economic returns of the Illinois Creek Project and other projects that may be undertaken by the Company may materially differ from the costs and returns initially estimated.

     The Company has obtained a commitment for a $22 million facility to finance development and construction costs on the Illinois Creek Project. The Company will need to promptly finalize, and commence use of funds, from this facility, in order for the Company to commence mining in the summer of 1996. Closing is subject to several conditions, including completion of a satisfactory due diligence report from an independent engineering firm, the Company's receipt of necessary permit approvals, and completion of documentation satisfactory to the lender.

     The Illinois Creek Project has required extensive planning by the Company, due in particular to the special logistical aspects of gaining access to the site.
Transportation of equipment, construction materials, supplies and personnel to the site will involve various modes of transportation. Most goods are to be staged in Seattle, Washington, loaded into containers, and shipped by barge to Anchorage, Alaska. Materials will then be transported from Anchorage to Galena using trucks, barges and railroads. From Galena, the goods will be flown to the site using various aircraft.

     Major components of some of the larger mining equipment will be flown to the site using C-133 aircraft. There is only one such airworthy aircraft currently available for use by the Company. In addition, there is one additional C-133 available to supply spare parts if needed. The Company is in the process of finalizing arrangements for use of these aircraft, which requires special permission. If the Company is unable to transport all of the components it currently plans to transport using the C-133 aircraft, substantial delays and additional costs could be incurred as the components would have to be cut into smaller pieces, transported to the site using smaller aircraft and reassembled at the site. If substantial delays occur, the Company would not be able to commence mining in the summer of 1996. Due to weather conditions, mining operations cannot be conducted year-round. Therefore, if mining operations are not started in 1996 the earliest operations could commerce would be late spring of 1997.

     It is the Company's goal to initiate construction of the Dewey Mine facilities in the Thunder Mountain Mining District, Idaho, in the summer of 1997. In January 1996 the Company submitted a Notice of Intent to Operate with the Idaho Department of Lands, which is currently being reviewed by that agency and other state and federal agencies, including the U.S. Forest Service. The Company is presently conducting a data sufficiency review of prior studies pertaining to the Project area and previous operations conducted near the Project area. The Company intends to thereafter retain an independent environmental consulting firm to coordinate the submission of an environmental impact statement. The views of several governmental agencies, as well as any public comments received, are expected to be considered in connection with the review of the environmental impact statement. Although the Company forecasts that it has a realistic prospect of obtaining the necessary permits in 1997, there can be no assurance that this will be achieved.

     A feasibility study by the Company will be ongoing throughout 1996 to refine the Project design and economics.
It is presently anticipated that conventional open pit/heap leaching techniques will be used. The Company will also be conducting additional metallurgical work, finalizing the acquisition of adjacent land, and making preliminary arrangements for facility construction and mining operations.

     The Company's operations will be subject to all of the operating hazards and risks normally incident to operation of mineral properties, such as unusual or unexpected geological formations, environmental hazards, industrial accidents, labor disputes, equipment incapability or failures, and inclement weather conditions. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Moreover, the Company's mining operations will be subject to extensive federal, state and local laws and regulations governing production, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters.

     Compliance with such laws and regulations has increased the cost of planning, designing, drilling, developing, constructing, operating and closing other mines and facilities previously operated by the Company. In addition, the Company has expended significant resources, both financial and managerial, to comply with environmental protection regulations and permitting requirements and anticipates that it will continue to do so in the future. Although the Company believes that it has made adequate provision to comply with such regulations, there can be no assurance that additional significant costs and liabilities will not be incurred to comply with current and future environmental protection regulations. Moreover, it is possible that future developments, such as increasingly strict environmental protection laws, regulations and enforcement policies, and claims for damages to property and persons resulting from the Company's operations, could result in substantial costs and liabilities in the future.

  Price of Gold

     Another significant uncertainty facing the Company which could potentially impact its financial position, profitability and liquidity in the short term is the price of gold. The gold price is a function of a number of factors including investors' expectations with respect to inflation, the strength of world currencies, decisions by central banks regarding their gold reserves, and supply and demand factors, none of which is under the control of Company management. After trending downward over the past several years, making a six year low during the fourth quarter of 1992, the price of gold rebounded in 1993 reaching a high of $403 on August 3, 1993. The average market price of gold was $384 an ounce during 1995 and 1994 compared to $360 an ounce during 1993.

  Change in the Cost of Gold Sold

     The cost of gold sold which is planned to be produced at the Company's Illinois Creek Mine is estimated on the basis of the projected life of mine average cost of approximately $320 per ounce of gold including $80 per ounce of gold representing amortization of the Company's planned total capital investment in the mine and $240 per ounce of gold cash cost.

  Cost of Mineral Properties Abandoned

     The cost of mineral properties abandoned in any period is a function of the results of the Company's exploration efforts and economic considerations. The Company currently expects to invest approximately $1.5 million during 1996 for property acquisition and exploration. The Company makes every effort to maximize the results of its exploration efforts. However, exploration for economically recoverable metals involves significant risk. Accordingly, while it is probable there will be abandonment losses in the future, it is not possible to predict either the timing or amount.

Item 8.     Financial Statements and Supplementary Data.


                USMX, INC. AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                At December 31, 1995 and 1994,
   For the years ended December 31, 1995, 1994 and 1993

                                                          Page
                                                      --------------
Independent Auditors' Reports                          35

Consolidated Financial Statements:

Consolidated Statements of Financial Position          F-1, F-2
Consolidated Statements of Operations                  F-3
Consolidated Statements of Stockholders' Equity        F-4
Consolidated Statements of Cash Flows                  F-5, F-6
Notes to Consolidated Financial Statements             F-7 thru F-20

          Independent Auditors' Report

To the Stockholders and  Board of Directors
USMX, INC.:

We have audited the accompanying consolidated statements of financial position of USMX, INC. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USMX, INC. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of
Financial Accounting Standards No. 109, Accounting for
Income Taxes.


                         KPMG Peat Marwick LLP


Denver, Colorado
March 1, 1996


USMX, INC. and Subsidiaries
Consolidated Statements of Financial Position
(Amounts in thousands)
                                                                         December 31,
                                                                   ----------------------
                                                                     1995           1994
                                                                   -------        -------
Assets
Current assets:
    Cash and cash equivalents                                       $5,226        $12,014
    Deferred mining and processing costs                                 -          2,344
    Consumable inventories                                               -             34
    Federal income taxes receivable                                    381            274
    Other                                                              227            257
                                                                   -------        -------
      Total current assets                                           5,834         14,923
                                                                   -------        -------
Property, plant and equipment, at cost:
    Undeveloped mineral properties                                   2,913          4,660
    Mineral properties under development                             6,344          2,521
    Developed mineral properties                                       921            921
    Mine buildings and equipment                                     2,451          2,417
    Vehicles, furniture and equipment                                  662            691
                                                                   -------        -------
                                                                    13,291         11,210

    Less accumulated depreciation,
      depletion and amortization                                    (3,475)        (3,418)
                                                                   -------        -------
        Net property, plant and equipment                            9,816          7,792
                                                                   -------        -------

Other assets                                                         1,819          1,475
                                                                  --------        -------
  Total assets                                                     $17,469        $24,190
                                                                  ========        =======



USMX, INC. and Subsidiaries
Consolidated Statements of Financial Position
(Concluded)
(Amounts in thousands except shares)
                                                                         December 31,
                                                                   ----------------------
                                                                     1995           1994
                                                                   -------        -------
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                  $312           $197
    Accrued salaries                                                    73             32
    Accrued reclamation                                                304            493
    Other accrued liabilities                                           51             96
                                                                   -------         ------
      Total current liabilities                                        740            818
                                                                   -------         ------
Long term liabilities:
    Estimated reclamation liability                                    885            361
                                                                   -------         ------
      Total long term liabilities                                      885            361
                                                                   -------         ------
Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000
      shares authorized, none issued                                     -              -
    Common stock, $.001 par value, 45,000,000
      shares authorized, 14,644,000 shares issued
      and outstanding as of December 31, 1995,
      14,786,000 shares issued and outstanding
      as of December 31, 1994                                           15             15
    Additional paid-in capital                                      15,583         15,860
    Treasury stock, at cost                                              -           (16)
    Retained earnings                                                  246          7,152
                                                                   -------        -------
      Total stockholders' equity                                    15,844         23,011
                                                                   -------        -------
        Total liabilities and stockholders' equity                 $17,469        $24,190
                                                                   =======        =======

The accompanying notes are a part of these consolidated financial statements.

USMX, INC. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                                    Years Ended December 31,
                                                                 ----------------------------
                                                                   1995        1994      1993
                                                                 ------     -------   -------
Sales of gold                                                    $2,678     $13,615   $18,137

Costs applicable to sales:
  Cost of gold sold                                               2,890      11,203    16,226
  Mining taxes                                                       14         106       149
  Production royalties                                              379         665       882
                                                                 ------      ------    ------
                                                                  3,283      11,974    17,257
                                                                 ------      ------    ------
      Gross profit (loss)                                          (605)      1,641       880

General and administrative expenses                               2,548       2,185     2,048
Prospecting costs                                                   684         739       667
Asset abandonments, write downs and impariments                   4,431         261       938
                                                                 ------      ------    ------
      Loss from operations                                       (8,268)     (1,544)   (2,773)

Other income:
  Royalty income (received from related party)                      720         720       720
  Interest income                                                   525         518       321
  Other, net                                                         (1)         13     5,074
                                                                 ------      ------    ------
                                                                  1,244       1,251     6,115
                                                                 ------      ------    ------
Income (loss) before income taxes and cumulative
effect of change in accounting principle                         (7,024)       (293)    3,342
Income taxe expense (benefit)                                      (118)       (497)    1,472
Income before cumulative effect of change in                     ------      ------    ------
accounting principle                                             (6,906)        204     1,870

Cumulative effect on prior years (to December 31,1992)
  of change in method of accounting for income taxes                  -           -       732
                                                                 ------      ------    ------
Net income (loss)                                               ($6,906)       $204    $2,602
                                                                =======      ======    ======
Net Income (loss) per common share:
Net Income (loss)Income before cumulative effect of change
in accounting  principle                                         ($0.47)      $0.01     $0.12
Cumulative effect of change in accounting principle                   -           -      0.05
                                                                -------      ------    ------
Net income (loss) per common share                               ($0.47)      $0.01     $0.17
                                                                =======      ======    ======
Weighted average common and common equivalent shares
outstanding                                                      14,755      14,860    15,714
                                                                =======      ======    ======

The accompanying notes are a part of these consolidated financial statements.

USMX, INC. and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                                              Common Stock
                                                          --------------------
(Amounts in thousands except shares)                                            Additional
                                                           Number of              Paid-in    Treasury     Retained
                                                            Shares      Amount    Capital      Stock      Earnings
                                                          -----------   ------  ----------   ---------   ---------
Balance at December 31, 1992                               14,962,000      $15     $17,566          $-      $4,346


Shares issued as compensation                                  28,000        -          50           -           -
Exercise of stock options                                     638,000        1       1,156           -           -
Previously issued shares submitted in partial payment
for options exercised                                               -        -           -         (213)         -
Treasury stock retired                                        (39,000)       -        (213)         213          -
Net income                                                          -        -           -           -       2,602

- ----------------------------------------------------      -----------    ------   --------     --------     -------
Balance at December 31, 1993                               15,589,000       16      18,559           -       6,948


Shares issued as compensation                                   2,000        -           7           -           -
Exercise of stock options                                     198,000        -         314           -           -
Previously issued shares submitted in partial payment
for options exercised                                               -        -          14          (14)         -
Repurchase of common stock                                          -        -           -       (3,215)         -
Treasury stock retired                                     (1,003,000)      (1)     (3,213)       3,213          -
Income tax benefit arising from the disqualifying
disposition of incentive stock options                              -        -         179           -           -
Net income                                                          -        -           -           -         204

- ----------------------------------------------------      -----------    -------   --------     --------    -------
Balance at December 31, 1994                               14,786,000       15      15,860         (16)      7,152


Shares issued as compensation                                   3,000        -          11           -           -
Exercise of stock options                                       3,000        -           6           -           -
Repurchase of common stock                                          -        -           -        (278)          -
Treasury stock retired                                       (148,000)       -        (294)        294           -
Net loss                                                            -        -           -           -       (6,906)

- ----------------------------------------------------      -----------    -------   --------     --------    --------
Balance at December 31, 1995                               14,644,000      $15     $15,583       $   -         $246
- ----------------------------------------------------      -----------    -------   --------     --------    --------

The accompanying notes are a part of these consolidated financial statements.



USMX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)
                                                                                  Years Ended December 31,
                                                                                -----------------------------
                                                                                  1995      1994      1993
                                                                                --------   --------  --------
Cash flows from operating activities:
  Cash from sales of precious metals                                             $2,678    $13,615   $18,137
  Cash paid to suppliers and employees                                           (4,831)   (12,279)  (19,156)
  Mining taxes paid                                                                 (14)      (106)     (149)
  Royalties paid in cash                                                           (379)      (665)     (923)
  Royalties received                                                                720        720       720
  Interest received                                                                 525        518       321
  Other income, net                                                                  (1)        13        76
  Income taxes paid, net of refunds received                                         11      1,311    (2,352)
                                                                                --------   --------  --------
           Net cash provided by (used in) operating activities                   (1,291)     3,127    (3,326)
                                                                                --------   --------  --------
Cash flows from investing activities:

  Additions to property, plant and equipment                                    (5,674)    (4,221)   (4,311)
  Proceeds from sales of property and equipment                                    449        380    20,111
  Investment in certificates of deposit, net                                         -       (171)   (1,362)
  Aquisition of Goldstrike property                                                  -          -      (708)
  Other, net                                                                         -         80         -
                                                                                -------    -------   -------
           Net cash provided by (used in) investing activities                  (5,225)    (3,932)   13,730
                                                                                -------    -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                             6        314       944
  Repurchase of common stock                                                      (278)    (3,215)        -
                                                                                -------    -------   -------
           Net cash provided by (used in) financing activities                    (272)    (2,901)      944
                                                                                -------    -------   -------
Net increase (decrease) in cash and cash equivalents                            (6,788)    (3,706)   11,348
Cash and cash equivalents at beginning of year                                  12,014     15,720     4,372
                                                                                -------    -------   -------
Cash and cash equivalents at end of year                                        $5,226    $12,014   $15,720
                                                                                -------    -------   -------

Supplemental Disclosure of Noncash
Investing and Financing Activities
The Company received $400,000 and $380,000 cash, plus 184,438 and 168,273 shares of Alta Gold Co. common stock, in 1995 and 1994 respectivly, as payment for purchase of the Company's interest in the Kinsley Mountain Property.
Payment received                                                                 $  560   $   540   $     -
Discounted market value of common stock received                                    160       160         -
                                                                                -------   --------  --------
Cash Received (included in proceeds from sale of property and equipment above)   $  400   $   380   $     -
                                                                                -------   --------  --------


USMX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Concluded)

(Amounts in thousands)                                                                      Years Ended December 31,
                                                                                   -----------------------------------------
                                                                                         1995          1994          1993
                                                                                   -----------      ---------     ----------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities
  Net income (loss)                                                                $   (6,906)      $     204     $   2,602
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
      Depreciation, depletion and amortization charged to costs and expenses              134           1,484         1,684
      Cost of mineral properties abandoned                                              2,928             261           541
      Other, net                                                                          (15)             14            50
      Changes in operating assets and liabilities:
        (Increase) decrease in deferred mining and processing costs                     2,344           1,647        (2,356)
        Decrease (increase) in consumable inventories                                      34              27           (30)
        Depreciation, depletion and amortization
          included in ending inventories
        (Increase) decrease in federal income taxes receivable                           (107)            744        (1,018)
        Increase (decrease) in accounts payable                                           116          (1,044)          221
        Increase (decrease) in accrued salaries                                            41            (153)          (33)
        Decrease in federal income taxes payable                                            -               -          (615)
        Increase (decrease) in other accrued liabilities                                  (45)            (35)           32
        Decrease in royalties payable                                                       -               -           (41)
        Increase (decrease) in accrued and estimated  reclamation                         335            (874)         (326)
        Decrease in deferred income taxes                                                   -               -           (92)
        Other changes in assets and liabilities, net                                     (150)            233           303
                                                                                   -----------      ----------    ----------
           Net cash provided by (used in) operating activities                     $   (1,291)      $   3,127     $  (3,326)
                                                                                   ===========      ==========    ==========


The accompanying notes are a part of these consolidated financial statements.

USMX, INC. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. - The Company

     USMX, INC. (the "Company") is a Delaware corporation which engages in the exploration for, and development and operation of precious metal properties. The Company also evaluates base metal and non-metallic situations. The Company conducts its operations directly and through various operating subsidiaries. All references herein to the Company include all subsidiaries of USMX, INC.

Note 2. - Summary of Significant Accounting Policies

Consolidation and basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities revenues and expenses, and in the disclosure of commitments and contingencies. These estimates and assumptions will change with the passage of time and the occurrence of future events, and actual results will differ from the estimates.

Cash and Cash Equivalents

     The Company considers cash in banks and all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Production Costs

     Production costs incurred are charged to Deferred mining and processing costs as incurred. Cost of gold sold is based on the currently estimated life of mine average cost. The amount carried in the Company's balance sheet for Deferred mining and processing costs is the lower of the difference between production costs incurred to date and the amount charged to Cost of gold sold to date or net realizable value.

Mineral Properties

     The Company's policy is to charge to operations, costs associated with identifying prospective mineral properties and to capitalize the costs of acquiring, exploring and developing unproven mineral properties. For properties subsequently placed into production, the applicable capitalized costs are amortized using the units-of-production method, based on the ratio of tons of ore mined or processed during the year to the estimated total proven and probable ore reserves of the project.

     Capitalized costs related to sold or abandoned properties are charged against operations at the time the property is sold or abandoned. Proceeds from rentals and option fees relating to undeveloped mineral properties in which the Company has an economic interest are credited against capitalized property costs and no gain is recognized until all costs have been fully recovered.

     The Company periodically reviews the carrying value of its properties by comparing the net book value of each property to the estimated undiscounted future cash flow from the property. If the net book value exceeds the undiscounted future cash flow, an impairment is recorded. Changes in estimates and assumptions that underly management's estimate of future cash flow from the Company's mineral properties can materially impact future carrying values and operating results.

Note 2. - Summary of Significant Accounting Policies
(continued)

Depreciation and Amortization

     Mine buildings and equipment are depreciated using the units-of-production method based on the ratio of tons of ore mined or ounces of gold produced during the period to the estimated total proven and probable reserves of the related property. Vehicles, furniture and office equipment are depreciated using the straight-line and the declining balance methods over estimated useful lives of two to five years. The cost of normal repairs and maintenance is charged to operations as incurred. Significant expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. Upon retirement or disposition of property and equipment, related gains or losses are recorded in operations.

Reclamation Costs

     The Company records a liability for the estimated cost to reclaim mined land by recording charges to production costs for each ton of ore mined. The amount charged is based on management's estimate of reclamation costs to be incurred. The estimate is based on the work which is to be performed as set forth in the reclamation plan approved by the agencies responsible for granting the related mining permits. The accrued reclamation liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining. However, the majority of reclamation expenditures is made after mining operations cease.

Revenue Recognition and Hedging Transactions

     The Company recognizes revenue as precious metals are sold. In order to protect against the impact of falling gold prices, the Company enters into hedging transactions, the goal of which is to provide a minimum price for future production, and allow the Company to take advantage of short term increases in the gold price. Hedging transactions include spot deferred and forward sales contracts and option contracts. Contracted prices on spot deferred and forward sales and options are recognized in gold sales as production is delivered to meet the commitment.

Income Taxes

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

By-product Revenues

     Revenues from sales of by-products (principally silver) are treated as a reduction of the cost of sales.

Net Income (loss) per Common Share

     Net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year, unless they are anti-dilutive.

Note 2. - Summary of Significant Accounting Policies
(concluded)

Reclassifications

     Certain amounts in the accompanying consolidated financial statements for the years ended December 31, 1994 and 1993, have been reclassified to conform to the classifications used in 1995.

Note  - Deferred mining and processing costs

     Deferred mining and processing costs in the accompanying consolidated statements of financial position represent mining, crushing, pad loading and processing costs associated with ounces of gold in various stages of production as follows:


                                               Inventoried Ounces of
                                                      Gold at
                                                    December 31,
                                               ---------------------
                                                1995        1994
                                               ---------------------
          Gold bullion and dore                  -           1,200
          Gold in process                        -           9,100
          Gold in crusher stockpile              -              -
                                               ---------------------
          Total estimated ounces in process      -          10,300
                                               =====================

     During 1995 the Company recorded an impairment related to Deferred mining and processing costs of $1,620,000 (see
Note 7.)

Note 4. - Undeveloped Mineral Properties

     The Company views exploration as an important means of growth, and it typically actively explores several projects annually. Deferred costs at December 31, 1995 and 1994 associated with undeveloped mineral properties in various countries were as follows:

                                       Deferred Exploration Costs in
                                       Undeveloped Mineral Properties
                                       ------------------------------
                                            1995             1994
                                       ------------------------------
     United States                     $    584,000     $ 2,000,000
     Mexico                               2,081,000       2,660,000
     Chile                                   18,000           -
     Ecuador                                230,000           -
                                       ------------------------------
     Total                             $  2,913,000     $ 4,660,000
                                       ==============================

Note 5. - Mineral Properties Under Development

     At December 31, 1995 and 1994, the Company had two mineral properties in various stages of feasibility and development as follows:

                                          Mineral Properties Under
                                                  Development
                                        -----------------------------
                                             1995              1994
                                        -----------------------------
     Illinois Creek, Alaska             $  4,037,000       $  955,000
     Thunder Mountain, Idaho               2,307,000        1,566,000
                                        -----------------------------
     Total                              $  6,344,000       $2,521,000
                                        =============================

Illinois Creek, Alaska

     The Illinois Creek Project is a moderate grade, near surface gold-silver deposit. It consists of two State of Alaska Mining Leases, covering 62,480 acres. The project is located in the western interior of Alaska approximately 57 miles southwest of Galena and 320 miles northwest of Anchorage. The exploration and development phases have been completed with the exception of permitting. A final decision from the State of Alaska on all permits is expected in April 1996. No major federal permits will be required. Assuming the grant of the necessary permits, the Company intends to commence site development and construction in late April 1996. Field construction is anticipated to take approximately four months to complete.

     Pursuant to an agreement with the current owner of the underlying leases (the "Agreement"), the Company made initial payments to the owner of $100,000 in 1994 to evaluate the Illinois Creek property. The Company is required to make a $1 million, non-refundable payment to the owner in cash or common stock of the Company. The Company has elected to make the payment in stock, which the Company and the owner have agreed will amount to 449,754 shares.
The Company will issue these shares upon effectiveness of a registration statement covering the resale of these shares. The Company expects to file this registration statement in April 1996. In addition, if the Company obtains the necessary permits and there has been no material adverse change in project economics, the Company will be required to make an additional payment to the owner of $3 million in cash or common stock in exchange for title to the underlying leases. If the Company elects to pay all or part of this amount in stock, it will also be required to provide for the registration of the resale of the shares issued to the owner. The number of shares of common stock to be issued to the owner will be based on a 30-day average of the price of the Company's stock on The Nasdaq Stock Market. In addition to these payments, the owner will receive a 5% net returns royalty.

     Also, if the Company delineates the existence of additional ore reserves on the lease known as the Illinois Creek Upland Mining Lease, which increases the total proven ore reserves to at least one million ounces of equivalent gold ore reserves beyond the mineralization stated in the Company's February 1996 feasibility report, then the owner will have the right to elect to participate in subsequent mining operations with respect to those additional reserves for a 25% working interest by reimbursing the Company 120% of the owner's 25% share of exploration, development and capital costs incurred by the Company subsequent to February 1996 which are directly related to the delineation and/or production of the additional reserves.

     Pursuant to the Agreement, the Company has until December 16, 1997, to achieve Commercial Production (as defined) from the property. This period may be extended at the option of the Company for two additional one year periods upon payment by the Company of substantial advance royalties for each one year extension. The Agreement terminates on December 16, 1999, if the Company has not achieved Commercial Production from the property by that date. See Note 17.

Note 5. - Mineral Properties Under Development (Concluded)

Thunder Mountain, Idaho

     The Company proposes to conduct gold and silver mining activities at the Dewey Mine in the Thunder Mountain Mining
District in eastern Valley County, Idaho, approximately 100 miles northeast of Boise, Idaho. The proposed Dewey mining operations are part of the Thunder Mountain Project and consist of the development of a gold and silver ore deposit located on patented mining claims administered by the Idaho
Department of Lands.

     Effective July 9, 1993, the Company entered into an
Exploration and Option to Purchase Agreement ("Agreement") with Dewey Mining Company, Thunder Mountain Gold, Inc. and two individuals (the foregoing companies and individuals described below collectively as "Owners"). The Owners control approximately 5,500 acres in the Thunder Mountain
Mining District consisting of both patented and unpatented mining claims. Pursuant to the terms of the Agreement, the Company was granted the sole and exclusive right to explore for and develop minerals on the property in exchange for advance royalty payments totaling $100,000. In addition, the Company committed to spend, and did spend, a minimum of $500,000 evaluating the property prior to April 1, 1995.

     The Agreement requires that, before the Company can put the property into commercial production, it must prepare and deliver to the Owners a feasibility study regarding the project. In 1995, the Company extended the term of the agreement through April 30, 1996, by making an additional advance royalty payment in the amount of $150,000. The Company has the option to further extend the Agreement through April 30, 1997, by paying an additional advance royalty payment of $200,000. The Company intends to so extend the Agreement. The Agreement further provides the Company with the option for a final extension until April 30, 1998, in exchange for an additional advance royalty payment of $250,000. The advance royalty payments made may be recovered by the Company for seven years after payment should the Owners elect to receive royalties under options
(a) or (c) below. The Agreement terminates if the Company fails to deliver a feasibility study to the Owners by the end of the last year's extension under the Agreement or if the Company exercises its right to terminate the Agreement at any time.

     Within 90 days after the Company provides the Owners with a feasibility study, the Owners may elect to (a) participate in subsequent efforts to the extent of a 30% working interest, plus receive a 1.5% royalty, or (b) receive a 30% net profits interest, or (c) receive a 5% net returns royalty from production. If the Owners elect to receive a 5% net returns royalty, the Company will be obligated to make advance royalty payments of: (I) $200,000 within thirty days after commencement of Commercial
Production (as defined in the Agreement), and $250,000 each year thereafter. If the Owners fail to notify the Company of their election prior to the end of the 90 day election period they will be deemed to have made an election to receive a 5% net returns royalty.

     The Agreement Provides that, once the Owners have made their election, the Company shall have one year within which to achieve Commercial Production. If the Company fails to achieve Commercial Production within one year, the Company must either re-convey the property to the Owners or extend by one year the time period within which Commercial Production must commence by paying an advance royalty of $200,000 to the Owners. If Commercial Production has not begun by the end of the extension period, the Company may obtain one final extension of one year within which to achieve Commercial Production by paying the Owners an additional advance royalty of $250,000.



     In addition to the advance royalty payments and the work commitments outlined above, the Company is obligated to pay all fees necessary to maintain the unpatented mining claims through August 31 of the calendar year in which the extension year expires.

Note 6. - Developed Mineral Properties

     The Company's investment in developed mining properties at December 31, 1995 and 1994 is as follows:

                                         Developed Mineral Properties
                                       ------------------------------
                                             1995             1994
                                       ------------------------------
     Goldstrike Mine                   $   365,000        $   365,000
     Montana Tunnels                       556,000            556,000
                                       ------------------------------
     Total                             $   921,000        $   921,000
                                       ==============================

Goldstrike Mine

     Effective November 1, 1992, the Company acquired from Tenneco Corporation (Tenneco), the stock of Tenneco Minerals Company-Utah (TMC-Utah), owner and operator of the Goldstrike Mine located approximately 35 miles northwest of St. George, Utah. Soon after the acquisition, the name of this wholly owned subsidiary was changed to USMX of Utah, Inc. Gold production from the Goldstrike Mine since November 1, 1992, has been 77,182 ounces, including 6,266 ounces of gold produced in 1995.

     Mining operations at the Goldstrike Mine were completed in October 1994. Leaching was completed in December 1995. All disturbed areas at the Goldstrike Mine were reclaimed during 1995 except for the heaps and the plant site. Reclamation of one of the two heaps was begun near the end of 1995. Rinsing of the second heap commenced in January 1996 and is expected to continue into 1997. Once rinsing of the second heap is complete, the heap will be re-contoured, covered with topsoil and seeded with various native plant species. In addition, the process plant will be dismantled and the plant site reclaimed.

Montana Tunnels

     The Company owns a net profits interest in this property (see Note 13.) and, accordingly, the carrying value has been classified as a producing mineral property in the Company's consolidated statements of financial position.
The Company's investment is amortized using the units of production method, based on the ratio of tons of ore mined to the estimated total proven and probable ore reserves as reported to the Company by the operator, Pegasus Gold Inc. ("Pegasus").

Sale of Alligator Ridge Area Assets

     In 1993, the Company sold all of its unpatented mining claims, mill sites, fee lands, mineral leases, easements and other interests in real property owned by it in the area known as Alligator Ridge in White Pine County, Nevada, along with all related equipment, machinery, goods, supplies and other personal property used by the Company. The assets were sold to the same buyer in two separate transactions for a total of $20 million in cash plus assumption by the buyer of all obligations and liabilities associated with or arising out of the operation of the assets, including all reclamation liabilities. The Company recorded gains from these sales of approximately $5.0 which is included in other net in the accompanying consolidated statements of operations.

Note 7. - Asset abandonments, write downs and impairments

Goldstrike Mine

     Gold production at the Company's Goldstrike Mine in Utah declined sharply in August and September of 1995. This decline in gold recovery triggered a reevaluation of the estimated remaining recoverable gold ounces in the heaps.
It was determined that it was no longer economically feasible to add cyanide to the system and the rinsing of the heaps commenced in October. As a result, the carrying value of Deferred mining and processing costs was reduced to the fair market value of the remaining gold bullion and dore at the refinery and the Company recorded an impairment loss of $1,620,000.

Note 7. - Asset abandonments, write downs and impairments
(Concluded)

Cala Abajo

     In October 1992, the government of Puerto Rico granted an Exclusive Exploration Permit covering the Cala Abajo copper-gold deposit to the Company's majority owned subsidiary, Southern Gold Resources (USA), Inc. (Southern
Gold). In June 1995, the Commonwealth of Puerto Rico adopted legislation which amended the island's mining law to prohibit future mining of metallic deposits by open pit methods. Although the Company is considering various strategies and responses, the effect of the mining law, as currently amended, is to render the Company's plan for development of the Cala Abajo deposit uneconomic. As a result, the Company reduced the carrying value of the property to zero and recorded an impairment loss of $1,039,000 during 1995.

Amargosa

     During 1995 the Company wrote down the carrying value of the Amargosa property by $1,000,000 to $315,000.
Although the property remains geologically promising, to date, no significant economic mineralization has been encountered. The Company anticipates further exploration of the Amargosa property, possibly in joint venture with another mining company.

Note 8. - Revolving Bank Credit Agreement

     In order to provide a source of short-term financing, the Company entered into a revolving credit agreement
("Agreement") with The Colorado National Bank of Denver
("Bank") effective as of June 24, 1992. Under the terms of the Agreement, the Company may borrow up to $3 million at the Bank's prime rate plus three quarters of a percent.

     The amount which the Company may borrow under the Agreement is limited to the lesser of $3 million or the borrowing base amount, as defined in the Agreement. The borrowing base amount is the sum of a calculated present value of the Company's interest in the Montana Tunnels royalty, gold bullion and dore in the hands of outside refiners and U. S. Treasury Bills and U. S. Treasury Notes which the Company may elect to include in the borrowing base less any amounts outstanding under the Agreement. At December 31, 1995, the borrowing base was $1,379,000. Interest on any borrowings is payable monthly with principal due upon expiration of the annual agreement.

     The Agreement contains certain financial covenants including the maintenance of minimum levels of tangible net worth and cash flow, and limitations on the incurrence of additional indebtedness. In addition, the Company must first obtain the prior written consent of the Bank before paying dividends or refunding any capital or making any distributions of assets to the Company's stockholders. At December 31, 1995, $1,051,000 of this facility was being used to secure letters of credit provided by the Company as reclamation surety in connection with the Goldstrike Mine in Washington County, Utah. The balance of the facility was unused at that date. The Agreement has been extended to December 1997.

Note 9. - Sales of Property and Equipment

     In April 1994, the Company sold its interest in the Kinsley Mountain Project in Elko County Nevada to Alta Gold Co. ("Alta"). In April 1995, the Company received a final cash payment of $400,000 and Alta restricted common stock with a market value of $200,000 based on the average closing price of the stock over the 30 trading days prior to issuance. The payment was in addition to cash of $400,000 and Alta restricted common stock with a market value of $200,000 previously received. The cash proceeds and discounted value of the stock received were recorded as a reduction to the carrying value of the property on the Company's books. During 1995, the carrying value of the property was reduced to zero and a $1,000 loss was recorded.

Note 10. - Stock Options

     The Company has two stock option plans, the ("1987
Plan") and the Non-discretionary Plan for Non-Employee
Directors ("Directors' Plan"), which cover a total of 1,700,000 shares of common stock available for grant to employees and directors of the Company.

     Under the 1987 Plan, the Company may grant incentive stock options as well as non-incentive stock options. Incentive stock options granted under the 1987 Plan are exercisable at prices equal to the market value of the common stock at the date of grant. The option prices of non-incentive stock options granted under the 1987 Plan may be less than the market value of the common shares as of the grant date. Options expire at such time as the Option Committee of the Board of Directors determines, but no later than ten years from the grant date.

     The Directors' Plan was established in 1992 to afford non-employee directors an opportunity for investment in the Company and the incentive advantages inherent in stock ownership of the Company. Options granted under the Directors' Plan are exercisable at prices equal to the market value of the common stock at the date of grant and are exercisable in full on the date of grant.

     Shares acquired pursuant to the Directors' Plan may not be sold, transferred or otherwise disposed of for a period of at least six months following the date of grant. Under the terms of the Directors' Plan, the directors who elected to participate were each issued options to purchase 10,000 shares of the Company's common stock upon adoption of the plan. Thereafter, each non-employee director who elects to participate is automatically granted an option to purchase 10,000 shares of the Company's common stock upon joining the Board. In addition, on October 1 of each year each participant is automatically granted an option to purchase an additional 5,000 shares. Options granted under the Directors' Plan expire ten years from the date of grant except that an option will expire, if not exercised, ninety days after the optionee ceases to be a director of the Company.

Note 10. - Stock Options (Concluded)

     Changes in stock options for the years ended December
31, 1993, 1994 and 1995, are as follows:

                                                                 Option
                                                 Shares        Price Per
                                                                 Share
                                           -----------------------------
     Outstanding at December 31, 1992      1,073,200          $1.13-4.75
     Exercised                              (630,150)          1.44-4.75
     Granted                                 314,500           3.06-5.50
                                           -----------------------------
     Outstanding at December 31, 1993        757,550          $1.13-5.50
     Exercised                              (198,300)          1.13-3.06
     Expired or canceled                     (39,000)          3.06-5.50
     Granted                                 275,000           2.69-4.13
                                           -----------------------------
     Outstanding at December 31, 1994        795,250          $1.16-5.50
     Exercised                                (3,000)            2.06
     Expired or canceled                    (791,750)(1)       1.16-5.50
     Granted                               1,137,250(1)        1.16-5.50
                                           -----------------------------
     Outstanding at December 31, 1995      1,137,750(2)       $1.16-5.50
                                           =============================

    (1) During 1995, option terms to acquire 724,750 shares were extended to ten years from the original date of grant. For accounting purposes the extension was treated as the cancellation of the existing options and the granting of new options.
    (2) Of the options outstanding at December 31, 1995, options to acquire 826,250 shares were exercisable on that date at an average option price of $2.90 per share. The remaining options are exercisable on various dates between March 1996 and October 1998.


Note 11. - Employees' Benefit Plans and Incentive Bonus
Arrangements

     Effective July 1, 1987, the Company adopted an Employee Savings and Investment Plan under section 401(k) of the Internal Revenue Code, which covers all full-time employees. The plan is a defined contribution plan and allows employee contributions of up to ten percent of pre-tax compensation, limited to the maximum deferral allowed by the Internal Revenue Service.

     The Company may contribute at least ten percent and not more than one hundred percent of the amount contributed by the employees, up to a maximum of six percent of pre-tax compensation. For 1995, 1994 and 1993, the Board of Directors has set the Company's contribution at fifty percent of the first six percent of employee contributions. For 1995, 1994 and 1993, the Company's contributions were approximately $57,000, $59,000, and $111,000, respectively. Participants vest in the Company's contributions based upon years of service, and are fully vested after four years of service.

Note 11. - Employees' Benefit Plans and Incentive Bonus
Arrangements(Concluded)

     Effective January 1, 1992, the Company adopted an incentive stock bonus plan for substantially all employees involved in its Nevada operations. Under the terms of the plan, a stock bonus was payable on the earlier of December 31, 1994, or the last day of the calendar quarter in which a covered employee's employment with the Company was terminated. For each calendar quarter worked by a covered employee, the employee accrued a bonus of the number of shares of the Company's stock determined by dividing five percent of the employees' gross base salary for the quarter by the average closing price per share for the last ten trading days of the quarter. The cost associated with each quarterly-determined bonus was treated as a non-cash cost of production. For the years ended December 31, 1994 and 1993, approximately $11,000 and $61,000, respectively, was accrued under the plan. As a result of the sale of the Company's Alligator Ridge area assets in August 1993, all but three of the covered employees were terminated. The Company issued a total of 27,810 shares of its common stock to the terminated employees and 5,434 shares of its common stock to the three remaining employees as final payments due under the incentive stock bonus plan.

     The Company has an Exploration Discovery Bonus Plan under which bonuses are paid in cash or in shares of the Company's stock to certain employees for discoveries of ore deposits that the Company's Board of Directors determines can be operated at a profit. The bonus is based on the net present value of the deposit and is calculated using a sliding scale ranging from 2% for deposits with a net present value of up to $10 million, to 0.85% of the first $100 million of net present value plus 0.25% of that portion of the net present value of the deposit that exceeds $100 million. Under the terms of the plan, 70% of each discovery bonus is divided equally among the Company's explorationists and the remainder is to be shared among those individuals designated by the Company's President as playing an especially important role in the discovery. No bonuses were paid in 1995 or 1994 under the plan. The Company paid Exploration Discovery Bonuses totaling approximately $71,000 in 1993.

Note 12. - Commitments and Contingencies

Reclamation Surety

     Pursuant to the mining reclamation and bonding regulations of the State of Utah, Department of Natural Resources and the Bureau of Land Management, in 1993 the Company provided reclamation surety for the Goldstrike Mine in the amount of $2,251,000. In October 1995, the Company was advised that, as a result of the reclamation work accomplished by the Company at the Goldstrike Mine, the required surety had been reduced by approximately $400,000 to $1,851,000. The required surety is in the form of a certificate of deposit in the amount of $800,000 and letters of credit in the amount of $1,051,000. The certificate of deposit is reflected in Other assets in the accompanying Consolidated Statements of Financial Position.

Operating Leases

     The Company leases office space and vehicles under operating leases which expire through 1998.

     Effective as of June 15, 1992, the Company entered into a new lease for its corporate offices in Lakewood, Colorado. The initial term of the lease expires September 30, 1998, with an option to renew for an additional five year period at the market rate in effect at the time of renewal. The lease provides for base rent of $7,690 per month with an annual $780 per month increase effective July 1 of each year beginning in 1997. In addition, the Company is obligated to reimburse the landlord for the Company's proportionate share of increases in real estate taxes and operating expenses.

Note 12. - Commitments and Contingencies (Concluded)

     The following table sets forth the future minimum lease payment obligations as of December 31, 1995:

                              Minimum
                Year       Lease Payments
                -------------------------
                1996       $100,000
                1997       $98,000
                1998       $79,000
                1999       $0
                2000       $0


     Rent expense was $113,000, $139,000 and $303,000 for
the years ended December 31, 1995, 1994 and 1993, respectively.

Note 13. - Transactions With Affiliates

     As of December 31, 1995, Pegasus owned 4,826,000 shares (33.0%) of the Company's outstanding common stock. In January 1986, the Company entered into a revised agreement with Centennial Minerals Ltd., a subsidiary of Pegasus for the development of the Montana Tunnels property. Pursuant to the agreement, Pegasus developed the property, acquired a 100 percent working interest in the project, and commenced mine and mill operations in March 1987. The operations at Montana Tunnels achieved defined operating status on October 1, 1987. Under the agreement, the Company will receive the greater of a minimum advance royalty of $60,000 per month or a five percent net profits interest until Pegasus recovers payout of capital and other defined costs estimated by the Company, based on information provided by Pegasus, to approximate $26.5 million as of December 31, 1995.

     After certain construction, land acquisition, associated financing and other costs are recovered by Pegasus ('Payback'), the Company is entitled to fifty percent of the profits. Depending upon metal prices and production rates, the mine could achieve payback which would result in increased income to the Company at some future date. However, even if payback is not achieved, the Company seems reasonably assured of continued income of $720,000 per year during the life of the mine, now estimated by Pegasus to continue into the year 2000. For each of the years ended December 31, 1995, 1994 and 1993, the Company received $720,000 in royalty income from the Montana Tunnels property.

     In March 1995, the Company acquired all of the outstanding capital stock of Mega Minerals S.A., an Ecuadorian company. The Company assumed obligations of approximately $120,000, and agreed to pay the seller a 10% net proceeds royalty on any production from the concessions after recovery of all capital expenditures. A director and principal shareholder of the seller is also a director of the Company. The assets of Mega Minerals S.A. consist of eight exploration concessions and the rights to acquire four additional exploration concessions, all located in the Nambija-Zamora gold belt of southern Ecuador.

Note 14. - Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, was $(118,000),
$(497,000), and $1,472,000 respectively. The entire income tax benefit of $118,000 for the year ended December 31, 1995, is the result of an adjustment to federal income taxes receivable related to 1993 net operating losses carried back to prior years. Income tax expense (benefit) consists of the following:


                                    Current       Deferred          Total
                                  ------------------------------------------
  Federal tax provision           $(118,000)          $-          $(118,000)
  State tax provision                  -               -                  -
                                  ------------------------------------------
  Year ended December 31, 1995    $(118,000)          $-          $(118,000)
                                  ==========================================

  Federal tax provision           $(416,000)          $-          $(416,000)
  State tax provision               (81,000)           -            (81,000)
                                  ------------------------------------------
  Year ended December 31, 1994    $(497,000)          $-          $(497,000)
                                  ==========================================

  Federal tax provision            $715,000      $640,000        $1,355,000
  State tax provision               117,000            -            117,000
                                  ------------------------------------------
  Year ended December 31, 1993     $832,000      $640,000        $1,472,000
                                  ==========================================

     For the year ended December 31, 1993, deferred income tax expense of $640,000 results from the utilization of net operating loss carryforwards previously recorded as a deferred tax asset.

     The Company's effective tax rate for the years ended
December 31, 1995, 1994 and 1993, differs from the federal statutory tax rate for the following reasons:

                                                1995          1994         1993
                                              ------------------------------------
  Federal statutory rate                        34.0%          34.0%        34.0%
 Provision for Supreme Court reversal of the
  Hill Case                                       -              -           2.9%
  Revision of prior year's estimated tax         1.7%          211.9%        9.0%
 Cost of sales for tax purposes less than
  financial statements                          (9.0%)        (184.5%)      22.8%
 Exploration and development deducted for
  tax purposes not for financial statements    (40.4%)          77.4%      (10.5%)
 Royalty payments deducted for tax purposes
  not for financial statements                    -             22.3%         -
 Mineral property disposal, tax gain greater
  than financial statement gain                  8.6%          (44.4%)        -
  Statutory depletion over cost basis             -             16.2%      (15.4%)
  Use of alternative minimum tax rate            (.4%)          29.4%         -
  State provision and other                      7.2%            7.6%        1.2%
                                              -------------------------------------
                                                 1.7%           169.9%      44.0%
                                              =====================================

Note 14. - Income Taxes (Concluded)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:


  Deferred tax assets:                                                 1995           1994
                                                                 ----------------------------
Reclamation liabilities, accrued for financial
      reporting purposes                                            $439,000        $316,000
Deferred mining and processing costs, due to additional costs
      deferred for tax purposes.                                      90,000         197,000
  Alternative minimum tax credit carryforwards                       157,000         157,000
  Net operating loss carryforwards                                 3,343,000       1,417,000
  Other                                                                8,000           4,000
                                                                 ----------------------------
  Total gross deferred tax assets                                  4,037,000       2,091,000
  Less valuation allowance                                        (3,612,000)       (365,000)
                                                                 ----------------------------
  Total deferred tax assets                                          425,000       1,726,000
                                                                 ----------------------------
  Deferred tax liabilities:
Mineral properties, principally due to the capitalization of exploration and development costs for financial reporting
  purposes.                                                         (296,000)     (1,635,000)
Plant and equipment, principally due to accelerated tax
  depreciation of certain assets.                                   (129,000)        (91,000)
                                                                 ----------------------------
  Total gross deferred tax liabilities                              (425,000)     (1,726,000)
                                                                 ----------------------------
  Net deferred tax asset (liability)                                $      -       $       -
                                                                 ============================

     As of December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9,036,000 which are available to offset future federal taxable income, if any, through 2010. In addition, the Company has net operating loss carryforwards for alternative minimum tax purposes of approximately
$5,081,000 which are available to offset future alternative minimum taxable income, if any, through 2010.

Note 15. - Quarterly Data (Unaudited)

     Quarterly earnings data for the years ended December
31, 1995 and 1994, follow:


(Amounts in thousands, except per share data)
- ------------------------------------------------------------------------------------
1995 Quarters                        First        Second      Third        Fourth
- ------------------------------------------------------------------------------------
Sales                               $386           $392      $    -        $1,900
Costs applicable to sales            453            460         128         2,242
- ------------------------------------------------------------------------------------
Gross (loss)                         (67)           (68)       (128)         (342)
Operating expenses                   834(1)       2,363(1)    2,412(1)(2)   2,054(1)
- ------------------------------------------------------------------------------------
Loss from operations                (901)        (2,431)     (2,540)       (2,396)
- ------------------------------------------------------------------------------------
Loss before income taxes            (534)        (2,109)     (2,240)       (2,141)
- ------------------------------------------------------------------------------------
Net Loss                            (473)        (1,951)     (2,195)       (2,287)
====================================================================================
Loss per common share:            $(0.03)        $(0.13)     $(0.15)       $(0.16)
====================================================================================

(1) Operating expenses include the cost of mineral property abandonments and write downs of $28,000, $1,443,000, $21,000 and $1,319,000, for the first through fourth quarters respectively.
(2) As discussed in Note 3. to the financial statements, operating expenses for the third quarter include an impairment loss of $1,620,000 related to the Goldstrike Mine.

Note 15. - Quarterly Data (Unaudited) (Concluded)


(Amounts in thousands, except per share data)
- -----------------------------------------------------------------------------
1994 Quarters                         First     Second    Third     Fourth
- -----------------------------------------------------------------------------
Sales                                $1,872      4,627   $3,697    $3,419
Costs applicable to sales             1,749      3,920    3,164     3,141
- -----------------------------------------------------------------------------
Gross profit                            123        707      533       278
Operating expenses                      675        797      790(1)    923(1)
- -----------------------------------------------------------------------------
Loss from operations                   (552)       (90)    (257)     (645)
- -----------------------------------------------------------------------------
Income (loss) before income taxes      (269)       206       68      (298)
- -----------------------------------------------------------------------------
Net income (loss)                      (279)       216      389(2)   (122)(2)
=============================================================================
Income (loss) per common share:      $(0.02)     $0.02    $0.02    $(0.01)
=============================================================================

(1) Operating expenses for the second and third quarters include the cost of property abandonments of $40,000 and $221,000, respectively.
(2) As discussed in Note 10. to the financial statements, the income tax provision for the third and fourth quarters include a benefit of $321,000 and $176,000, respectively. The benefit arises from the difference between the tax calculated on the 1993 tax return and the estimated tax liability recorded in the financial statements in 1993. There were certain elections and estimates used to prepare the tax return that were not anticipated when the 1993 tax provision was originally prepared.

Note 16. - New Accounting Standards

     Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed of" (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS
121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to continue to follow APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by APB 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future financial statements.

Note 17. - Subsequent Event

     In February 1996, the Company received a commitment from N. M. Rothschild & Sons Limited, London ("Rothschild"), to underwrite a $22 million facility to finance development and construction costs of the Company's Illinois Creek Project (the "Project", See Note 6.) and to provide the related initial working capital requirements. The commitment is subject to several conditions, including a satisfactory due diligence report from an independent engineering firm, receipt of necessary permit approvals and completion of documentation. The facility includes a $19.5 million project loan facility, a $2.5 million convertible debenture and a 100,000 ounce margined gold hedging facility to provide for project hedging requirements. The Company currently estimates initial total capital costs of the Project to be approximately $26.6 million, including costs of property acquisition, construction, initial working capital, financing and initial reclamation bonding, but excluding costs incurred through December 31, 1995, of approximately $4.0 million.

     The project loan facility will be an amortizing term loan facility available in gold ounces and/or US Dollars and is to be repaid in thirteen equal quarterly installments commencing June 30, 1997. The project loan may, at the Company's option, be converted from a gold loan to a dollar loan and vice versa, with the prior approval of Rothschild. The project loan facility bears interest at the base rate plus a margin. The base rate is LIBOR, in the case of drawings in US Dollars, and LIBOR less the London Gold Lending Rate, in the case of drawings in gold ounces. The margin is 2.25% per annum until the Project has reached Completion and 1.875% thereafter. Until the Project has achieved Completion through the passing of a Completion Test (and satisfaction of other conditions), the Company will unconditionally guarantee all obligations under the project loan. After Completion, the project facility will become non-recourse to the Company, except for ongoing environmental warranties.

     The convertible debenture bears interest at the rate of LIBOR plus 2% and, if not converted, matures June 30, 2000. The debenture is convertible at the discretion of Rothschild any time prior to the maturity date into shares of the Company's common stock at the rate of $3.40 per share. The Company will have the right to require conversion of the debenture if the share price of the Company's common stock trades above $4.75 for more than 30 consecutive days.

Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

     There were no disagreements with the Company's principal independent accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                           PART III

     Items 10, 11, 12 and 13 constituting Part III of this Form 10-K have been omitted from this Annual Report pursuant to the provisions of Instruction G(3) to Form 10-K, as the Company intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of its last fiscal year.

                           PART IV


Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

     (a)(1)    Consolidated Financial Statements.

               See Item 8.

        (2)    Consolidated Financial Statement Schedules.

               See Item 8.

        (3)    Exhibits.

               The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

     (b)     Reports on Form 8-K.

               The Company filed no report on Form 8-K during the fourth quarter of the fiscal year covered by this Report

                        INDEX TO EXHIBITS

NUMBER                       DESCRIPTION



Exhibit 3.1    Certificate of Incorporation of the
               Company, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by this reference.

Exhibit 3.2 Bylaws of the Company, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by this reference.

Exhibit 4 Specimen Certificate of the $.001 par value common stock, previously filed as an Exhibit to the Company's registration statement on Form S-3 (No. 33-19699), is incorporated herein by this reference.

Exhibit 10.2 The Company's 1987 Stock Option Plan, as amended, previously filed as an Exhibit to the Company's registration statement on Form S-8 (No. 33-49392), is incorporated herein by this reference.

Exhibit 10.3 The Company's Savings and Investment Plan, previously filed as an Exhibit to the Company's
               Report on Form 10-K for the year ended December
               31, 1987, is incorporated herein by this reference.

Exhibit 10.7 Agreement, dated January 1, 1986, between the Company and Centennial Minerals Ltd., previously filed as Exhibit 10.17 to the Company's Report on Form 10-K for the year ended May 31, 1986, is incorporated herein by this reference.

Exhibit 10.7A  Amendment of Agreement and Deed dated July
               15, 1991, by and between Montana Tunnels
               Mining, Inc., USMX, INC. and USMX of Montana, Inc., previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

Exhibit 10.33  Non-Discretionary Stock Option Plan,
               previously filed as an Exhibit to the Company's
               Report on Form 10-K for the year ended December
               31, 1991, is incorporated herein by this reference.

Exhibit 10.40  Asset Purchase Agreement, dated June 11,
               1993, between the Company and Placer Dome U.S. Inc., as amended, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by this reference.

Exhibit 10.42 Employment Agreement, dated July 16, 1993, between the Company and James A. Knox, previously filed as an Exhibit to the Company's
               Report on Form 10-K for the year ended December
               31, 1993, is incorporated herein by this reference.

Exhibit 10.44  Exploration and Option to Purchase
               Agreement, dated effective July 9, 1993, between the Company and Dewey Mining Company and Thunder Mountain Gold, Inc., Ronald C. Yanke and Donald J. Nelson, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference.

Exhibit 10.45  Purchase and Sale Agreement, dated April
               14, 1994, among the Company, Cominco American Resources Incorporated and Alta Gold Co., previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference.

Exhibit 10.46  Agreement, dated effective December 16,
               1994, between the Company and North Pacific
               Mining Corporation, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference.

Exhibit 10.47  Post-Termination Agreement, dated February
               16, 1996, between the Company and Bull Valley
               L.L.C.

Exhibit 10.48  Exploration Discovery Bonus Plan, dated
               effective September 1, 1989.

Exhibit 10.49  Mine Services and Earthworks  Contract,
               dated January 19, 1996, between the Company and
                D.H. Blattner & Sons, Inc.

Exhibit 10.50  Purchase and Sale Agreement, dated March
               20, 1995, among the Company, Mega Metals, Inc.;
               Mega Minerals S.A.; Greg Pusey; John Dreier and
               Gary McAdam.

Exhibit 22     Subsidiaries of the Company

Exhibit 24.1   Consent of KPMG Peat Marwick LLP


                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  USMX, INC.
                                  (Registrant)

        Date:   March   22,1996 By:  /s/ James A. Knox

                                      James A. Knox,
                                      President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Date: March   22, 1996 /s/ James A. Knox

                              James A. Knox, President,
                              Chief Executive Officer, and
                              Chairman of the Board of
                              Directors

          Date: March   22, 1996 /s/ Paul L. Blair

                              Paul L. Blair, Vice President
                              - Operations for Latin America

          Date: March   22, 1996 /s/ Dennis L. Lance

                              Dennis L. Lance, Vice
                              President - Exploration

          Date: March   22, 1996 /s/ Donald E. Nilson

                              Donald E. Nilson, Vice
                              President - Finance,
                              Secretary, Chief Financial
                              Officer

          Date: March   22, 1996 /s/ Paul B. Valenti

                              Paul B. Valenti, Vice
                              President - Operations

          Date: March   22, 1996 /s/ Daniel J. Stewart

                              Daniel J. Stewart, Controller

          Date: March   25, 1996 /s/ George J. Allen

                              George J. Allen, Director

          Date: March   30, 1996 /s/ Phillips S. Baker

                              Phillips S. Baker, Director

          Date: March   25, 1996 /s/James P. Geyer

                              James P. Geyer, Director

          Date:

                              Donald P. Bellum, Director

          Date: March   25, 1996 /s/ Terry P. McNulty

                              Terry P. McNulty, Director

          Date: March   25, 1996 /s/ Werner G. Nennecker

                              Werner G. Nennecker, Director

          Date: March   28, 1996 /s/ Gregory Pusey

                              Gregory Pusey, Director

          Date: March   26, 1996 /s/ Robert Scullion

                              Robert Scullion, Director


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K

(Mark One)
X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year December 31, 1995 or
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For  the  transition  period from ________  to __________

Commission File Number 0-9370
                     ___________________

                         USMX, INC.
   (Exact name of registrant as specified in its charter)
                     ___________________

        Delaware                                  84-1076625
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

   141 Union Boulevard, Suite 100
          Lakewood, Colorado                     80228
(Address of principal executive offices)       (Zip Code)


                        (303) 985-4665
     Registrant's telephone number, including area code

                          EXHIBITS

                        EXHIBIT INDEX



Exhibit 10.47  Post-Termination Agreement, dated February 16,
               1996, between the Company and Bull Valley L.L.C.



Exhibit 10.48  Exploration discovery Bonus Plan,dated effective
               September 1, 1989.



Exhibit 10.49  Mine Services and Earthworks contract, dated
               January 19, 1996,  between the Company and
               D.H. Blattner & Sons, Inc.



Exhibit 10.50  Purchase and Sale Agreement, dated March  20,
               1995, among the Company,  Mega Metals,  Inc.;
               Mega Minerals S.A.; Greg Pusey; John Dreier and Gary McAdam.



Exhibit 22     Subsidiaries of the Company



Exhibit 24.1   Consent of KPMG Peat Marwick LLP