Form 10-K/A
period 1995-12-31
USMX INC
filed 1996-04-29
CIK 315523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C.  20549
          FORM 10-K/A

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

             USMX, INC.
(Exact name of registrant as specified in its charter)
         ___________________

     Delaware                                84-1076625
(State or other                  (I.R.S. Employer Identification  No.)
jurisdiction of
incorporation or organization)

141 Union Boulevard,
Suite 100
Lakewood, Colorado                             80228
(Address of principal executive              (Zip Code)
  offices)

                      (303) 985-4665
 Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.001 Par Value
          (Title of class)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  USMX, INC.
                                  (Registrant)


          Date:4/29/96            By: /s/Donald E. Nilson
                                  Donald E. Nilson,
                                  Vice President -
                                  Finance

PART III

Item 10.     Directors, Executive Officers, Promoters and
           Control Persons.

     The following table sets forth information regarding members of the Company's board of directors:

                                                          Current
                                              Director    Term
Name and Business Experience                  Since       Expires
- - - - -----------------------------------------     ---------   --------
George J. Allen, age 67, has served as
President of Allen Engineering since 1983.
From 1951 to 1983, he served in various
positions with Kennecott Corporation,
including Vice President and Director of
Tolling.                                      1990        1998

Phillips S. Baker, age 36, joined Pegasus
Gold in January 1994 as Vice President,
Finance and Chief Financial Officer.  Prior
to joining Pegasus, Mr. Baker worked seven
years for Battle Mountain Gold Company,
most recently as Treasurer.  He also worked
as an accountant for Arthur Andersen LLP.
Mr. Baker is an Attorney, Certified Public
Accountant and Certified Cash Manager.        1995        1996

Donald P. Bellum, age 63, has over 35 years
of experience in the mining industry and
related fields.  Mr. Bellum currently
serves as a consultant to the mining
industry.  Effective May 1, 1996, he will
become Chairman of the Board of Directors
and Chief Executive Officer of the Company.
From 1987 to 1991, Mr. Bellum was Executive
Vice President of Cyprus Minerals Company.
He served as President of Cyprus Coal
Company from 1978 to 1987.  From 1974 to
1978, Mr. Bellum was Vice President of
Operations for Tesoro Coal Company.  Mr.
Bellum served as Project Manager (1965 to
1969) and as Mine Manager (1969 to 1973)
for Kennecott Copper Corporation.             1992        1997

James P. Geyer, age 43, joined Pegasus Gold
in 1987 and was appointed Vice President,
Operations in October 1995.  Prior to
joining Pegasus, Mr. Geyer worked 13 years
for ASARCO and AMAX in various operating
and engineering positions.  Mr. Geyer is a
mining engineer from the Colorado School of
Mines.  Mr. Geyer is a Director of Wheaton
River Minerals Ltd.                           1996        1999

James A. Knox, age 62, has served as
President of the Company since June 1991.
He will remain in this position until June
30, 1996.  It is anticipated that he will
thereafter concentrate his duties in the
areas of acquiring mineral properties and
mining operations for the Company.  From
1969 until June 1991, he was an officer and
director of Knox, Kaufman, Inc.  That firm
provided geological consulting services and
managed exploration programs in the United
States and Western Canada.  Mr. Knox has
previously been employed as a geologist
with several other companies, including The
Superior Oil Company where he was a
district Exploration Manager, and Kermac
Nuclear Fuels Corporation where he also
managed the exploration efforts.              1985        1996

Terry P. McNulty, age 57, has served as
President of T.P. McNulty & Associates, a
consulting firm, since 1988.  From 1983 to
1988, he was President of Hazen Research,
Inc.                                          1990        1996

Werner G. Nennecker, age 41, joined Pegasus
Gold Inc. in September 1992 as Senior Vice
President and Chief Operating Officer.  In
November 1992, Mr. Nennecker assumed the
position of President and Chief Executive
Officer of Pegasus.  Prior to joining
Pegasus, Mr. Nennecker worked 15 years in
the mining industry with Ranchers
Exploration and Santa Fe Pacific Gold
Corporation.  Most recently, he held the
positions of Executive Vice-President of
Santa Fe Pacific Minerals Corporation and
President of Santa Fe Pacific Gold
Corporation.  He has extensive experience
in all aspects of the mining business.  Mr.
Nennecker is also a director of Pegasus
Gold Inc., Zapopan NL, the Gold Institute,
and the National Mining Hall of Fame.         1992        1998

Gregory Pusey, age 44, served as the
Company's Chief Financial Officer from May
1989 until January 1990 and he also has
served as Secretary and Treasurer of the
Company.  Since 1983, Mr. Pusey has been
engaged in private investment activities.
He has served as President of Livingston
Capital, Ltd. And President of the General
Partner of Graystone Capital, Ltd, a
venture captial firm.  He is also President
and a Director of Cambridge Holdings, Ltd.
Mr. Pusey was a founder of the Company.       1979        1997

Robert Scullion, age 56, has been a partner
in Scullion, Strasheim & Company, a firm of
Certified Public Accountants, since 1975.
He is a Certified Public Accountant
licensed in the United States as well as a
Scottish Chartered Accountant.                1987        1998


Executive Officers

     Set forth below are the names and offices held by each of the executive officers of the Company:

Name and Business Experience                     Offices Held
- - - - ----------------------------------------------   ----------------------------
James A. Knox.  Information with respect to
the age and business experience of Mr. Knox is   President, Chief Executive
set forth under "Directors" above.               Officer, Chairman

Paul L. Blair, age 54, joined the Company in     Vice President -- Operations
April 1995.  Mr. Blair has 35 years experience   for Latin America and the
in the mining industry.  He served as            Caribbean
President and General Manager of Golden Queen
Mining Co., Inc. from December 1993 to April
1995.  For the preceding seven years, Mr.
Blair served as General Manager of Cactus Gold
Mines Co.

Dennis L. Lance, age 51, has served as Vice      Vice President -- Exploration
President -- Exploration of the Company since
May 1989.  He also served as Secretary of the
Company from January 1990 to December 1990.
He has served as a geologist with the Company
since June 1986.  Prior thereto, he was an
independent consulting geologist.

Donald E. Nilson, age 51, has served as Vice     Vice President -- Finance and
President--Finance and Secretary of the          Secretary
Company since his employment in October 1990.
Mr. Nilson has been a Certified Public
Accountant since 1968 and holds a graduate
degree in Computer Information Systems.

Paul B. Valenti, age 46, joined the Company in   Vice President -- Operations
May 1987 and was elected Vice President in
August 1988.  From November 1983 to May 1987,
he served as the Metallurgy Manager for Silver
King Mines.


 There are no family relationships among the officers or directors. Donald P. Bellum has been elected Chairman of the Board of Directors and Chief Executive Officer of the Company effective May 1, 1996. Mr. Bellum is currently a director of the Company. Biographical information concerning Mr. Bellum is set forth under "Directors" above.

Item 11.     Executive Compensation

     Following is information regarding compensation paid during each of the last three completed fiscal years to the executive officers of the Company whose salary and bonus exceeded $100,000 during 1995.

Summary Compensation Table

                                           Annual Compensation
                                           ----------------------
                                                                       Long Term
                                                                       Compensati    All Other
Name and Principal                                                     on Awards      Compen
Position                   Year            Salary($)     Bonus ($)     (Options #)    sation ($)
- - - - ------------------------   -----           ---------    ----------     -----------   -----------
James A. Knox, President
and CEO                    1995            $156,050     $10,000        50,000        $4,620 (1)
                           1994            $151,500     $20,000        30,000        $4,022 (1)
                           1993            $142,500     $25,000        30,000        $4,069 (1)
Dennis L. Lance,
V.P. -- Exploration        1995            $107,100     -              25,000        $3,213 (1)
                           1994            $93,816      $8,000         15,000        $2,814
                           1993            $89,256      $16,227        15,000        $2,678
Donald E. Nilson,
V.P. -- Finance            1995            $105,100     -              25,000        $3,153 (1)
                           1994            $95,530      $8,000         15,000        $2,790 (1)
                           1993            $91,719      $10,000        15,000        $2,741 (1)
Paul B. Valenti,
V.P. -- Operations         1995            $108,150     -              25,000        $3,244 (1)
                           1994            $98,650      $8,000         15,000        $2,959 (1)
                           1993            $96,230      $13,050        15,000        $2,887 (1)

(1) The amounts shown represent the Company's matching contribution for the stated individuals to its 401(K) plan.

     The following table sets forth information with respect to stock options granted during 1995 to each executive named in the Summary Compensation Table. The assumed annual rates of stock price appreciation of 5% and 10% are set by a rule of the Securities and Exchange Commission, and are not intended as a forecast of possible future appreciation and stock prices. The potential value of options granted depends on an increase in the market price of the Company's common stock. If the stock price does not increase, the options would be worthless. If the stock price does increase, this increase would benefit both option holders and stockholders commensurately.


Option Grants in 1995
                                                                   Potential Realizable
                                                                    Value at Assumed
                                                                   Annual Rates of Stock
                                                                   Price Appreciation for
                                                                        Option Term
                                                                 ------------------------
                           % of Total
                         Options
               Options   Granted to
               Granted   Employees in  Exercise      Expiration
Name           (#)       Fiscal Year   Price ($/Sh)  Date          5% ($)       10% ($)
- - - - -------------  -------   ------------  ------------  ----------  --------     -----------
James A. Knox
               50,000    13.2 %        $2.19         3/14/2005   $68,864      $174,515

Dennis L.
Lance          25,000    6.6 %         $2.19         3/14/2005   $34,432      $87,257

Donald E.
Nilson         25,000    6.6 %         $2.19         3/14/2005   $34,432      $87,257

Paul B.
Valenti        25,000    6.6 %         $2.19         3/14/2005   $34,432      $87,257

All Stock-
holders (1)                                                      $20,168,000  $51,110,000

Executive
officers' gain
as a % of All
Stock-holders'
gain                                                              0.85%        0.85%

(1) The amounts shown for All Stockholders represent the potential realizable value assuming appreciation at the rates indicated based on the exercise price per share and the expiration date applicable to grants made in 1995 and the number of outstanding shares on the date of grant.

     The following table sets forth, in the aggregate, the number of shares underlying options exercised during 1995 by each executive named in the Summary Compensation Table, and states the value at year-end of exercisable and unexercisable options remaining outstanding.

Aggregated Option Exercises and Fiscal Year-End Option Values

                                                                    Value of
                                                    Number of       Unexercised
                         Shares                     Unexercised     In-the-Money
                        Acquired                    Options at FY-  Options at FY-
                           on           Value       End (#)         End ($)
                        Exercise      Realized      Exercisable/    Exercisable/
       Name               (#)            ($)        Unexercisable   Unexercisable
- - - - ------------------     ---------     -----------    -------------   ---------------
James A. Knox               -             -         190,000 /       $9,000 /
                                                    50,000          -

Dennis L. Lance             -             -         60,000 /        $1,800 /
                                                    25,000          -

Donald E. Nilson            -             -         30,000          -
                                                    25,000          -

Paul B. Valenti             -             -         50,000 /        $900 /
                                                    25,000          -



Compensation of Directors

     All directors who are not employed either by the Company or by Pegasus are paid a fee of $350 for each meeting of the Board attended. In addition, each director who is not a full-time employee of the Company receives a fee of $500 per month. These directors also receive additional compensation plus reasonable expenses for any additional services performed. Robert Scullion is paid an additional $4,000 per year as chairman of the Audit Committee. During 1995, certain directors were paid a total of $6,344 for consulting fees and out of pocket expenses pertaining to various Company projects.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements

     James A. Knox is employed by the Company as its President and Chief Executive officer. Mr. Knox will serve as Chief Executive Officer until May 1, 1996, and as President until June 30, 1996. Thereafter, Mr. Knox is expected to concentrate his duties in the areas of acquiring mineral properties and mining operations for the Company.
In July 1993, the Company entered into an Employment Agreement with Mr. Knox for a two-year term which ended June 30, 1995, which provided for a minimum annual salary of $150,000. Upon Mr. Knox's termination of employment with the Company, he will receive severance pay at 50% of his current annual salary and the Company will pay his medical insurance premiums for six months after the date of termination. Mr. Knox has agreed not to acquire, for two years after the termination of the Employment Agreement, an interest in any mineral properties within two miles of any properties in which the Company has an interest or is, on the date of termination, negotiating to acquire an interest.

     Effective May 1, 1996, Donald P. Bellum will become Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Bellum will receive a salary of $16,800 per month and has been granted an option to purchase up to 150,000 shares of the Company's common stock at $2.55 per share. The options vest in annual installments of 50,000 shares each commencing on the date of grant. Vesting would occur in the event of termination of Mr. Bellum's employment without cause. This would include a change in control wherein the Company's executive offices were relocated or his duties were changed in a substantial manner.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     George J. Allen, Donald P. Bellum and Gregory Pusey served as members of the Compensation Committee during 1995. Mr. Pusey is a former officer of the Company. In 1996, Mr. Bellum resigned as a member of the Compensation Committee and Werner G. Nennecker was elected to serve as a member of the Compensation Committee. Effective May 1, 1996, Mr. Bellum will become Chairman of the Board of Directors and Chief Executive Officer of the Company.

Board Compensation and Option Committees' Report on
Executive Compensation

     The compensation policies of the Compensation Committee and the Option Committee applicable to the Company's executive officers are based on the continuing need to attract and retain a management team capable of guiding the growth of the Company over the long term. Compensation of executive officers paid during 1995 is based on the qualifications and experience of the individual officers, competitive market conditions for executive talent, and the contributions of the individuals to the long term growth and stability of the Company and to maximizing the long term value of stockholders' investment in the Company. Factors considered by the Compensation Committee and the Option Committee to be important in the long term growth and stability of the Company and to maximizing the long term value of the stockholders' investment include increasing the quantity and quality of the Company's portfolio of exploration properties, development of these properties into producing mines where justified, acquisition and improvement of producing properties, increasing the amount and timeliness of internal and external financial reporting and building and maintaining a complement of well trained and highly motivated employees. The Compensation and Option Committees also compared annual salary and bonuses with those paid by other gold mining companies.

     The Company's Compensation Committee did not make its determinations based specifically upon objective measures of corporate performance in 1995 such as revenue or net income, nor did those Committees set any targets of performance using such objective measures. The Committee believes that, for a growing exploration and mining company, primary emphasis should be placed on the exploration and development of mining properties with superior potential that will ultimately result in the achievement of improved financial results, through mineral production or property sale. The Committee considered the performance of the Company's CEO and other executive officers during 1995 as well as other factors discussed above in making its compensation decisions.

     The salary paid by the Company to James A. Knox for his services as President and Chief Executive Officer during 1995 was in accordance with the Employment Agreement which the Company entered into with Mr. Knox in July of 1993. During 1995 Mr. Knox was granted an option to purchase up to 50,000 shares of the Company's common stock. The number of options granted to Mr. Knox and the other executive officers was based on the Compensation Committee's assessment of the officers' performance and a review of similar benefits offered by other gold mining companies. The exercise price for all options granted in 1995 was the fair market value of the stock on the date of grant.
                                        George J. Allen
                                        Donald P. Bellum
                                        Gregory Pusey

PERFORMANCE GRAPH
- - - - -----------------

Graph showing permformance of USMX, INC. Stock as compared to NASDAQ Stock Market and S & P Gold Mining Index.

The above graph assumes an initial investment of $100 as of the close of trading December 31, 1990. Each of the data points gives the dollar value of the investment from December 31, 1990, forward assuming dividends, where paid, are reinvested monthly plus any price change in the investment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of March
18, 1996 with respect to any person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                          Amount and
                                           Nature of       Percent
     Title of   Name and Address of       Beneficial         of
      Class       Beneficial Owner         Ownership        Class
- - - - -------------   ---------------------   -------------    -----------
     Common     Pegasus Gold Inc.
                601 West First
                Avenue, Suite 1500
                Spokane, WA 99204       4,826,000 (1)      33.0%

     Common     Van Eck Associates
                 Corporation
                122 East 42nd Street
                New York, New York
                10168                   1,045,000 (2)      7.1%


    (1) Represents direct ownership.
    (2) Van Eck Associates Corporation has advised the Company that it is a registered investment adviser, and that such shares are held for funds or trusts managed by it, including 715,000 shares (4.9%) held for Gold/Resources Fund and
      275,000 shares (1.9%) held for International Investors Incorporated and 55,000 shares (0.4%) for a private investor.  Gold/Resources Fund and International
      Investors Incorporated are open end, diversified investment management companies which concentrate investments in gold mining shares.  The shares of both of such companies are publicly held and Van Eck Associates Corporation has advised the
      Company that to its knowledge no natural person owns beneficially more than 5%
      of the outstanding shares of either such company.  John C. Van Eck, whose business address is the same as that of Van Eck Associates Corporation, has voting control of Van Eck Associates Corporation.

Security Ownership of Management

     Information regarding the Company's equity securities owned by directors and executive officers is set forth in the following table:

                              Shares of $0.001
                              Par Value Common
                                    Stock
                                Beneficially       Percent
     Name                           Owned          of Class
     ----------------------   ------------------   ----------
     George J. Allen          32,000 (2)           *

     Phillips S. Baker        4,841,000 (4) (7)    31.9 %

     Donald P. Bellum         25,000(1)            *

     James P. Geyer           4,836,000 (5) (7)    31.9 %

     James A. Knox            333,899 (6)          2.2 %

     Dennis L. Lance          157,068 (8)          1.0 %

     Terry P. McNulty         33,000 (2)           *

     Werner G. Nennecker      4,851,000 (1) (7)    32.0 %

     Donald E. Nilson         60,584 (9)           *

     Gregory Pusey            297,274 (4)          2.0 %

     Robert Scullion          21,750 (3)           *

     Paul B. Valenti          114,783 (10)         *

     All directors and
     executive officers as
     a group                  5,951,358 (7)(11)    39.2 %

     (1)  Includes 25,000 shares underlying currently exercisable options granted pursuant to the Company's Non-Discretionary Stock Option Plan For Non-Employee
       Directors.
     (2)  Includes 20,000 shares underlying currently exercisable options granted pursuant to the Company's Non-Discretionary Stock Option Plan For Non-Employee
       Directors.
     (3)  Includes 21,750 shares underlying currently exercisable options granted pursuant to the Company's Non-Discretionary Stock Option Plan For Non-Employee
       Directors.
     (4)  Includes 15,000 shares underlying currently exercisable options granted pursuant to the Company's Non-Discretionary Stock Option Plan For Non-Employee
       Directors.
     (5)  Includes 10,000 shares underlying currently exercisable options granted pursuant to the Company's Non-Discretionary Stock Option Plan For Non-Employee
       Directors.
     (6)  Includes 206,667 shares underlying currently exercisable options granted pursuant to the Company's 1987 Stock Option Plan.
     (7)  Messrs. Nennecker , Baker , and Geyer are officers and Mr. Nennecker is a director of Pegasus.  As such, they can be considered to be beneficial owners of the 4,826,000 shares held of record by Pegasus.  Accordingly, the figures opposite their names reflect the 4,826,000 shares owned by Pegasus.
     (8)  Includes 68,334 shares underlying currently exercisable options granted pursuant to the Company's 1987 Stock Option Plan.
     (9)  Includes 38.334 shares underlying currently exercisable options granted pursuant to the Company's 1987 Stock Option Plan.
     (10) Includes 58,334 shares underlying currently exercisable options granted pursuant to the Company's 1987 Stock Option Plan.
     (11) Includes currently exercisable options to purchase 523,419 shares.
     * Represents less than 1%.

Item 13.     Certain Relationships and Related Transactions.

Transactions with Management and Others

     As of December 31, 1995, the Company had provided collateral in the form of Certificates of Deposit totaling approximately $283,000 to secure repayment of bank loans to four employees of the Company including two officers (Paul
B. Valenti - $114,408 and Donald E. Nilson - $52,778). The employees have pledged a total of 134,439 shares of the Company's common stock to the Company to secure repayment of these obligations.

     In March 1995, the Company acquired all of the outstanding capital stock of Mega Minerals S.A., an Ecuadorian company. The Company assumed obligations of approximately $120,000, and agreed to pay the seller a 10% net proceeds royalty on any production from the concessions after recovery of all capital expenditures. Gregory Pusey, a director and principal shareholder of the seller, is also a director of the Company. The assets of Mega Minerals S.A. consist of eight exploration concessions and the rights to acquire four additional exploration concessions, all located in the Nambija-Zamora gold belt of southern Ecuador.

                INDEX TO EXHIBITS

NUMBER           DESCRIPTION
- - - - ---------    ------------------------------------------


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

Exhibit 4 Specimen Certificate of the $.001 par value common stock, previously filed as an Exhibit to the Company's registration statement on Form S-
          3 (No. 33-19699), is incorporated herein by this reference.

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

Exhibit 10.46a Letter dated February 5, 1996 amending the
          Agreement dated effective December 16, 1994, between the Company and North Pacific Mining
          Corporation.

Exhibit 10.47* Post-Termination Agreement, dated February
          16, 1996, between the Company and Bull Valley
          L.L.C.

Exhibit 10.48* Exploration Discovery Bonus Plan, dated effective September 1, 1989.

Exhibit 10.49* Mine Services and Earthworks Contract, dated January 19, 1996, between the Company and D.H. Blattner & Sons, Inc.

Exhibit 10.50* Purchase and Sale Agreement, dated March
          20, 1995, among the Company, Mega Metals, Inc.;
          Mega Minerals S.A.; Greg Pusey; John Dreier and
          Gary McAdam.

Exhibit 22*    Subsidiaries of the Company

Exhibit 24.1*  Consent of KPMG Peat Marwick LLP


* Exhibit filed with original Form 10-K for the year ended
  December 31, 1995.