Form 10-Q
period 1996-03-31
USMX INC
filed 1996-05-15
CIK 315523

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1996

                                  or

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

              Class of Common             Outstanding at
                   Stock                   May 14, 1995
              ----------------           ---------------
              $.001 par value               14,643,519

     PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements


USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)
                                                                                     March 31,            December 31,
                                                                                        1996                  1995
                                                                                 ---------------       ----------------
ASSETS

    Cash and equivalents                                                         $     2,922           $       5,226
    Federal income taxes receivable                                                      393                     381
    Other current assets                                                                 228                     227
                                                                                 ---------------       ----------------
      Total current assets                                                             3,543                   5,834
                                                                                 ---------------       ----------------
    Property, plant & equipment                                                       14,728                  13,291
    Accumulated depreciation, depletion and amortization                              (3,507)                 (3,475)
                                                                                 ---------------       ----------------
      Net property, plant and equipment                                               11,221                   9,816
    Other assets                                                                       1,641                   1,819
                                                                                 ---------------       ----------------
Total assets                                                                     $    16,405           $      17,469
                                                                                 ===============       ================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                                             $       119           $         312
    Accrued salaries                                                                      30                      73
    Accrued reclamation                                                                  339                     304
    Other accrued liabilities                                                             16                      51
                                                                                 ---------------       ----------------
      Total current liabilities                                                          504                     740
    Estimated reclamation liability                                                      535                     885
    Stockholders' equity
      Common stock                                                                        15                      15
      Additional paid-in capital                                                      15,583                  15,583
      Retained earnings                                                                 (232)                    246
                                                                                 ---------------       ----------------
Total liabilities and stockholders' equity                                       $    16,405           $      17,469
                                                                                 ===============       ================

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                        -------------------------------
                                                                              1996              1995
                                                                        --------------    -------------
Sales                                                                   $      -          $       386
Cost applicable to sales                                                       -                  453
                                                                        --------------    -------------
Gross (Loss)                                                                   -                  (67)
General and administrative expenses                                            564                560
Prospecting costs                                                              194                246
Mineral property abandonments                                                  -                   28
                                                                        --------------    -------------
Loss from operations                                                          (758)              (901)
Royalty income                                                                 180                180
Other income, net                                                               77                187
                                                                        --------------    -------------
Loss before income tax provision                                              (501)              (534)
Income tax provision                                                           (23)               (61)
                                                                        --------------    -------------
Net loss                                                                $     (478)       $      (473)
                                                                        --------------    -------------
Loss per common share                                                   $    (0.03)       $     (0.03)
                                                                        --------------    -------------
Weighted average common and common equivalent
shares outstanding                                                          14,739             14,820
                                                                        ==============    =============

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)
                                                                                  Three Months Ended
                                                                                         March 31,
                                                                             ---------------------------
                                                                                  1996            1995
                                                                             -------------    ----------
Net cash used in operations                                                  $    (867)       $    (856)
                                                                             -------------    ----------
Net cash provided by (used in) investing activities:
    Capital additions and property acquisitions                                 (1,437)            (724)
    Proceeds from sale of property plant and equipment                             -                (17)
                                                                             -------------    ----------
                                                                                (1,437)            (741)
                                                                             -------------    ----------
Net cash provided by (used in) financing activities:
    Repurchase of common stock                                                     -                (52)
                                                                             -------------    ----------
                                                                                   -                (52)
                                                                             -------------    ----------
Increase (decrease) in cash and equivalents                                     (2,304)          (1,649)
Cash and cash equivalents at beginning of year                                   5,226           12,014
                                                                             -------------    ----------
Cash and cash equivalents at end of period                                   $   2,922        $  10,365
                                                                             =============    ==========

                                                                                  Three Months Ended
Supplemental Disclosures of Cash Flow Information                                        March 31,
                                                                             ---------------------------
                                                                                  1996            1995
                                                                             -------------    ----------
Cash paid during the period for:
  Interest                                                                   $     -          $     -
  Income taxes                                                               $     -          $     123

 The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2 - Income Taxes

     The income tax provisions were computed using the expected annual effective income tax rate. The effective income tax rate varies from the statutory rate primarily due to differences in tax and book treatment of statutory depletion on mining properties.

Note 3 - Commitments and Contingencies

Reclamation Surety

     Pursuant to the mining reclamation and bonding regulations of the State of Utah, Department of Natural
Resources and the Bureau of Land Management, the Company has provided reclamation surety for the Goldstrike Mine in the amount of $1,851,000. The required surety is in the form of a certificate of deposit in the amount of $800,000 and a letter of credit in the amount of $1,051,000. The certificate of deposit is reflected in Other assets in the accompanying condensed consolidated statements of financial position.

Note 4 - Subsequent Events

     On May 10, 1996 the Company received a $2.5 million,
8.75% fixed rate loan from Pegasus Gold Corporation
(Pegasus). The loan is repayable over a 50 month period beginning June 1, 1996. The loan is collateralized by the Company's interest in Montana
Tunnels. In lieu of loan payments by the Company, Pegasus will retain the $60,000 per month Montana Tunnels royalty payments that it would otherwise make to the Company.

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.

Financial Condition

Liquidity

     Cash and cash equivalents decreased during the first three months of 1996 by $2,304,000 primarily as a result of cash invested in property, plant and equipment
(principally development of the Illinois Creek, Alaska property ) of $1,437,000 and net cash used in operating activities of $867,000. No gold sales were made during the first three months of 1996 resulting in a net use of cash in operations for the period.

     It is the Company's goal to commence mining on the Illinois Creek Mine in the summer of 1996. The Company estimates that the cost necessary to develop the Illinois
Creek Mine and place it into production will be approximately $26.6 million, including approximately $4.7 million in working capital and $4 million in property acquisition costs which may be paid by the issuance of Company Common Stock.

     The Company intends to use its internal cash resources and the proceeds from borrowings to finance the development and construction costs. The Company has obtained a commitment for a $22 million facility to finance the development and construction costs of the Illinois Creek Project. The Company will need to promptly finalize, and commence use of funds from this facility, in order for the Company to commence mining in the summer of 1996. Closing is subject to several conditions, including completion of a satisfactory due diligence report from an independent engineering firm, the Company's receipt of necessary permit approvals, completion of documentation satisfactory to the Lender, and transfer of title to the property. Transfer of the property is contingent upon the payment of the $4 million purchase price. The Company has agreed with North
Pacific Mining Company (NPMC) that, concurrent with the transfer of title to the Company, NPMC will receive a first perfected priority security interest in the property (subject to subordination to a lender providing financing for the project upon terms reasonably acceptable to NPMC). If commercial production has not been achieved on the property by December 16, 1999, the Agreement with NPMC will terminate, and the property will revert to NPMC.

     Failure of the Company to complete this financing may jeopardize severely the Company's ability to complete development of the Illinois Creek Project. Moreover, since December 31, 1995, the Company has utilized the substantial portion of its working capital for further development of the Illinois Creek Project. Any delay in construction, and future operation, of the Illinois Creek
Project could create significant liquidity problems for the Company.

     It is expected that the Company will be a guarantor of the $22 million facility until it has been demonstrated that the Illinois Creek Mine is operating in a manner satisfactory to the lender. There can be no assurance when, or if, this will occur, and the Company could have a substantial debt burden without other resources to make repayment. In addition, it is expected that the final loan documentation will include covenants restricting the Company's future business activities without the lender's consent, including other project financing and the payment of any dividends. Such restrictions could affect the Company's operations and future plans.

     The Company has filed a Notice of Intent to Operate with the Idaho Department of Lands describing the Company's proposed gold and silver mining activities in the Thunder Mountain Project. If the Thunder Mountain
Project is sufficiently attractive to warrant continued development and the necessary permits and financing are obtained, it is possible that construction could commence in 1997. Management estimates that substantial capital would be required for construction of facilities and other development activities at Thunder Mountain. The
Company has neither sought or obtained commitments for outside financing for the Thunder Mountain Project.

     The Company's ability to obtain outside financing for the Thunder Mountain Project or other future projects will depend, among other things, upon the price of gold and perceptions of future prices. Therefore, availability of funding is dependent largely upon factors outside the Company's control, and cannot be predicted.
The Company does not know from what specific sources it will be able to derive any required funding. Any such financing, if available, could increase the indebtedness of the Company or dilute current stockholders' positions.
If the Company acquires such funding through debt, a substantial portion of the Company's cash flow may need to be devoted to the payment of principal and interest on such debt, which could render the Company more vulnerable to competitive pressure or economic downturns. If the Company is not able to raise additional funds (and there can be no assurance that it can, or that if it can, such funds will be on terms acceptable to the Company) it will not be able to fund certain exploration and development activities on its own.

Capital Investment

     During the first three months of 1996 the Company invested $1,096,000 to develop the Illinois Creek, Alaska property. In addition the Company invested approximately
$341,000 to further explore its Mexico properties and develop the Thunder Mountain, Idaho property.

     Over the next 12 months, the Company plans to invest approximately $21.5 million in development, including approximately $21,000,000 at Illinois Creek, Alaska, and
$500,000 at Thunder Mountain, Idaho.  In addition, the
Company plans on investing approximately $500,000 on exploration activities in Mexico.

Results of Operations

     The Company sustained a net loss for the first quarter of 1996 of $478,000, compared with a net loss of $473,000 for the same period of 1995.

     Fluctuations in the Company's results of operations typically arise from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold, (3) the cost of mineral properties abandoned during any given period and (4) asset dispositions.

Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the variance in gold sales revenue for the quarter ended March 31, 1996 and 1995:

      Revenue Variance Analysis
      Quarter Ended March 31,                  1996           1995
                                           ----------     ------------
      Ounces of gold sold                         -            1,000
      Average price realized per ounce     $              $      386
                                                  -
      Variances
      Lower volume                         ($386,000)     ($1,498,000)
      Higher prices                               -            12,000
                                           ----------     ------------
      Decrease in gold sales revenue
      over the comparable period of the
      preceding year                       ($386,000)     ($1,486,000)
                                           ----------     ------------



  The decrease in the ounces sold is the result of the termination of production and the commencement of rinsing at the Company's Goldstrike Mine on October 1, 1995. The small amount of gold recovered during the rinsing process is recorded as a reduction to the rinsing costs.

Change in Cost Applicable to Sales

          There were no costs applicable to sales for the first quarter of 1996, compared to $453,000 or $453 per ounce for the same period of 1995. The fluctuation in the cost of gold sold is a result of the change from period to period in the mix of production from the Company's mines and the change in production throughout the life of each mine as illustrated in the following table.

Quarter Ended March 31,                                                 1996        1995
                                                                      -------------------
                                                                         Goldstrike Mine
                                                                      -------------------
Ounces of gold produced                                                  -          2,168
Ounces of gold sold                                                      -          1,000
Per ounce statistics:
Cash production costs incurred                                        $  -          $ 186
Depreciation, depletion, amortization and reclamation accruals           -              1
                                                                      ------        ------
Production cost per ounce produced                                    $  -          $ 187
                                                                      ======        ======

Gold sales revenue                                                    $  -          $ 386
                                                                      ------        ------

Production cost per ounce sold                                           -            405

Change in inventories                                                    -            (79)

Mining Taxes                                                             -              3

Production royalties                                                     -            124
                                                                      ------        ------
Costs applicable to sales                                                -            453
                                                                      ------        ------
    Gross (Loss)                                                      $  -          $ (67)
                                                                      ======        ======


Mineral Property Abandonments

     No property abandonments were charged to operations for the first three months of 1996 compared to $28,000 for the same period of 1995.

Asset Dispositions

     For the first three months of 1996, no gains or losses were recorded. During the same period of 1995, a $3,000 gain was recorded as the result of asset disposals.

Other Factors

     Other operating expense, including general and administrative expense and prospecting costs, was $758,000 for the first three months of 1996 compared to $834,000 for the same period of 1995. Other income, primarily interest, was $77,000 for the first three months of 1996 compared to $187,000 for the same period of 1995.

                PART II -- OTHER INFORMATION

Item 5.  Other Information

      On May 10, 1996 the Company received a $2.5 million, 8.75% fixed rate loan from Pegasus Gold Corporation (Pegasus). The loan is repayable over a 50 month period beginning
June 1, 1996. The loan is collateralized by the Company's interest in Montana Tunnels. In lieu of loan payments by the Company, Pegasus will retain the $60,000 per month Montana Tunnels royalty payments that it would otherwise make to the Company.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended
          March 31, 1996.

                    SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  USMX, INC.
                                  (Registrant)

   Date:  May 15, 1996       By:  /s/ James A. Knox
                                  James A. Knox, President

   Date:  May 15, 1996       By:  /s/ Daniel J. Stewart
                                  Daniel J. Stewart, Controller,
                                  (Principal Accounting Officer)