Form 10-Q
period 1996-06-30
USMX INC
filed 1996-08-14
CIK 315523

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

     [X]Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1996

                                  or

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class of Common             Outstanding at
                   Stock                   August 14, 1996
              ----------------           ---------------
              $.001 par value               16,184,182

     PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements



USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)
                                                               June 30,      December 31,
                                                                 1996            1995
                                                              -----------    -------------
ASSETS
    Cash and equivalents                                       $    1,043     $      5,226
    Federal income taxes receivable                                   437              381
    Other current assets                                              477              227
                                                              -----------    -------------
      Total current assets                                          1,957            5,834
                                                              -----------    -------------
    Property, plant & equipment                                    23,333           13,291
    Accumulated depreciation, depletion and amortization          (3,524)          (3,475)
                                                              -----------    -------------
    Net property, plant and equipment                              19,809            9,816
    Other assets                                                    3,037            1,819
                                                              -----------    -------------
Total assets                                                   $   24,803     $     17,469
                                                              ===========    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                           $    4,330     $        312
    Accrued salaries                                                   43               73
    Accrued reclamation                                               576              304
    Other accrued liabilities                                          23               51
    Note payable - affiliate,current                                  720                -
                                                              -----------    -------------
      Total current liabilities                                     5,692              740
    Note payable - affiliate                                        3,733                -
    Estimated reclamation liability                                   535              885
    Stockholders' equity
      Common stock                                                     15               15
      Additional paid-in capital                                   15,583           15,583
      Retained earnings (accumulated deficit)                       (755)              246
                                                              -----------    -------------
Total liabilities and stockholders' equity                     $   24,803     $     17,469
                                                              ===========    =============

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

                                                      Three Months                    Six Months
                                                         Ended                           Ended
                                                                        June 30,
                                                 ------------------------------------------------------
                                                      1996          1995            1996        1995
                                                 ----------    -----------     ----------   -----------
Sales                                               $     -    $       392        $     -   $       778
Costs applicable to sales                                 -            460              -           913
                                                 ----------    -----------     ----------   -----------
Gross profit                                              -           (68)              -         (135)

General and administrative expenses                     742            690          1,306         1,250
Prospecting costs                                       211            230            405           476
Mineral property abandonments & impairments             242          1,443            242         1,471
                                                 ----------    -----------     ----------   -----------
Loss from operations                                (1,195)        (2,431)        (1,953)       (3,332)

Gain on sale of assets                                    -              -              -             -
Royalty income                                          180            180            360           360
Other income, net                                       448            142            525           329
                                                 ----------    -----------     ----------   -----------
Loss before income tax benifit                        (567)        (2,109)        (1,068)       (2,643)

Income tax benifit                                     (44)          (158)           (67)         (219)
                                                 ----------    -----------     ----------   -----------
Net loss                                         $    (523)      $ (1,951)     $  (1,001)     $ (2,424)
                                                 ----------    -----------     ----------   -----------
Loss per common share                            $   (0.03)      $  (0.13)     $   (0.07)     $  (0.16)
                                                 ----------    -----------     ----------   -----------
Weighted average common shares outstanding           15,310         14,904         14,977        14,824
                                                 ==========    ===========     ==========   ===========

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)
                                                                Six Months Ended
                                                                     June 30,
                                                              ---------------------
                                                                1996         1995
                                                              --------    ---------
Net cash provided by (used in) operations                     $ 2,597     $ (1,166)
Net cash provided by (used in) investing activities:          --------    ---------
    Capital additions and property acquisitions               (10,308)      (2,217)
    Proceeds from sale of property, plant and equipment             -          414
                                                              --------    ---------
                                                              (10,308)      (1,803)
Net cash provided by (used in)  financing activities:
    Proceeds from note payable to affiliate                     4,500            -
    Investment in restricted cash account                        (972)           -
    Repurchase of common stock                                      -          (52)
    Proceeds from issuance of common stock                          -            7
                                                              --------    ---------
                                                                3,528          (45)
                                                              --------    ---------
Decrease in cash and equivalents                               (4,183)      (3,014)

Cash and cash equivalents at beginning of year                   5,226       12,014
                                                              --------    ---------
Cash and cash equivalents at end of period                     $ 1,043     $  9,000
                                                              ========    =========

                                                                 Six Months Ended
                                                                      June 30,
                                                             ------------------------
Supplemental Disclosures of Cash Flow Information
                                                                 1996          1995
Cash paid during the period for:                             ---------    -----------
  Interest                                                     $    23       $    -
  Income taxes                                                 $     -       $    -

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.


Note 2 - Note Payable - Affiliate

     During the second quarter of 1996 the Company arranged for a $4.5 million, 8.75% fixed rate loan from Pegasus Gold Corporation (Pegasus), which owns approximately 30.8% of the Companys common stock. The loan is repayable over a 50 month period beginning June
1, 1996. The loan is collateralized by the Companys royalty interest in Montana Tunnels. In lieu of loan payments by the Company, Pegasus will retain the $60,000 per month Montana Tunnels royalty payments that it would otherwise make to the Company.

      During the second quarter of 1996 the Company also agreed with Pegasus to sell its net profits royalty interest in the Montana Tunnels Mine to Pegasus for $4,500,000. Pegasus is the owner and operator of the Montana Tunnels Mine. The net profits royalty interest entitles the Company to the greater of a 5% net profits royalty interest or minimum advance royalties of $60,000 per month until certain construction, land acquisition, associated financing and other costs have been recovered by Pegasus (Payback), and a 50% net profits royalty interest thereafter. Based on information provided by Pegasus, the Company estimates that, as of December 31, 1995, the remaining recoverable costs to attain Payback were approximately $26,539,000.
It is unclear whether Payback will ever be achieved.
Payback is dependent upon several factors, including future metal prices, production rates, and the life of the Montana Tunnels Mine. Based on Pegasus published reserves, the expected mine life is in the range of 3 to 4 years. Since inception of the contract, the Company has only received the monthly minimum advance royalties.

     Loan proceeds received by the Company from Pegasus will be credited against the sales price at closing and the loan will be extinguished. Closing of the transaction is subject to completion of definitive documentation and approval of the Companys stockholders.
Because stockholders approval has not been received, the long-term portion of the loan has not been classified as a current liability in the accompanying condensed consolidated statements of financial position as of June
30, 1996.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

     The income tax benefits were computed using the expected annual effective income tax rate. The effective income tax rate varies from the statutory rate primarily due to differences in tax and book treatment of statutory depletion on mining properties.

Note 4 - Commitments and Contingencies

Reclamation Surety

     Pursuant to the mining reclamation and bonding regulations of the State of Utah, Department of Natural
Resources and the Bureau of Land Management, the Company has provided reclamation surety for the Goldstrike Mine in the amount of $1,736,600. The required surety is in the form of a certificate of deposit in the amount of $800,000 and letters of credit, secured by cash, in the amount of $936,600. The certificate of deposit and cash security is reflected in Other assets in the accompanying condensed consolidated statements of financial position.

Note 5 - Subsequent Events

Property Acquisition

     Effective July 11, 1996, the Company acquired leasehold and other property interests in the Illinois
Creek Project in north central Alaska from North Pacific
Mining Corporation ("NPMC"). The $4.0 million purchase price was paid by the issuance, to NPMC, of 1,540,663 shares of the Companys common stock. The calculation of the number of shares was based on the average market price of the common stock on The Nasdaq Stock Market as provided in the agreement. As a result of this transaction, NPMC owns approximately 9.5% of the Company's issued and outstanding common stock.

Financing Facility

     On July 11, 1996 the Company closed a $22 million financing facility with N M Rothschild & Sons Limited
(Rothschild). The facility comprises a $19.5 million project loan and a $2.5 million convertible loan.
Proceeds of the facility will be used to partially fund the development of the Companys Illinois Creek Mine in Alaska. Total capital costs of the Illinois Creek
Project are estimated to be $33.7 million. On July 18, 1996, the Company drew $10.0 million against the facility.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing Facility (Continued)

     The $19.5 million project loan will bear interest, payable quarterly, at 2.25% above the LIBOR until certain tests related to project operations have been completed to the satisfaction of the lender and 1.875% thereafter for the remainder of the approximate four-year term of the loan. Principal payments will be made in 8 amortized installments on September 30 and December 31 of each year, commencing September 30, 1997. The Company will be a guarantor of the $19.5 million loan (which will remain secured by the Illinois Creek Project assets) until it has been demonstrated that the Illinois Creek Project is operating in a manner satisfactory to Rothschild and that no defaults are outstanding. There can be no assurance when, or if, this will occur, and the Company could have a substantial debt burden without other resources to make repayment. In addition, the Company will be a continuing guarantor of the covenant to comply with environmental laws.

     The $2.5 million convertible loan will bear interest at 2% above LIBOR and will be payable no less frequently than semi-annually. The note may be converted into Common Stock at the conversion price of $3.40 per share at the option of the lender at any time during the approximate four-year term of the note. The Company may also require conversion if the note is not in default and the daily closing price of the Common Stock exceeds $4.75 for 30 consecutive trading days. A total of 735,294 shares of Common Stock (subject to adjustment for certain events) will be reserved for issuance by the Company upon conversion of the $2.5 million loan. The convertible loan is due September 30, 2000.

     The loan agreements include several financial and other covenants, including the maintenance of certain operating and financial ratios, limitations on or prohibitions of dividends, indebtedness, liens, investments, mergers, changes in capital structure and certain other items. Such restrictions could affect the Companys operations and future plans.

Pro forma effect of  subsequent events

 Following is a pro forma condensed consolidated statement of financial position reflecting the effect of the subsequent events discussed above.

USMX, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)

                                                                           June 30, 1996
                                                                           -------------
                                                         As Reported   Subsequent Events Adjustmet  As Adjusted
                                                         -----------   ---------------------------  -----------
ASSETS
    Cash and equivalents                                    $ 1,043         $2,459        c          $ 3,502
    Cash restricted to Illinois Cr Use                          -            3,211        a,b,c        3,211
    Federal income taxes receivable                             437                                      437
    Other current assets                                        477                                      477
                                                            -------                                  -------
      Total current assets                                    1,957                                    7,627
                                                            -------                                  -------
    Property, plant & equipment                              23,333          4,000        d           27,333
    Accumulated depreciation, depletion and amortization     (3,524)                                  (3,524)
                                                            -------                                  -------
      Net property, plant and equipment                      19,809                                   23,809
    Other assets                                              3,037                                    3,037
                                                            -------                                  -------
Total assets                                                $24,803                                  $34,473
                                                            =======                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                        $ 4,330         (4,330)       b          $   -
    Accrued salaries                                             43                                       43
    Accrued reclamation                                         576                                      576
    Other accrued liabilities                                    23                                       23
    Note payable - affiliate, current                           720                                      720
                                                            -------                                  -------
      Total current liabilities                               5,692                                    1,362
    Note payable - affiliate                                  3,733                                    3,733
    Long -term debt                                             -           10,000        a           10,000
    Estimated reclamation liability                             535                                      535
    Stockholders' equity
      Common stock                                               15              2        d               17
      Additional paid-in capital                             15,583          3,998        d           19,581
      Retained earnings (accumulated deficit)                  (755)                                    (755)
                                                            -------                                  -------
Total liabilities and stockholders' equity                  $24,803                                  $34,473
                                                            =======                                  =======

a) Cash draw of $10 million against Rothschild loan facility.
b) Payment of current accounts payable from loan proceeds.
c) Transfer of non-restricted funds to operating account.
d) Issuance of stock to NPMC for payment of $4 million Illinois Creek property acquisition.

     Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Financial Condition

Liquidity

     Cash and cash equivalents decreased during the first six months of 1996 by $4,183,000 primarily as a result of cash invested in property, plant and equipment
(principally development of the Illinois Creek, Alaska property) of $10,308,000 partially offset by $2,597,000 in cash provided by operations and $4,500,000 in cash proceeds from long term debt incurred. Cash provided by operations of $2,597,000 results primarily from an increase in accounts payable of $4,018,000 reduced by cash used to fund operations for the first six months.

     It is the Company's goal to commence mining on the Illinois Creek Mine in the late summer of 1996. The
Company estimates that the total capital cost to develop the Illinois Creek Mine and place it into production will be approximately $33.7 million, including approximately
$4.7 million in working capital and $4 million in property acquisition costs which was paid by the issuance of 1,540,663 shares of Company Common Stock on July 11,
1996. At June 30, 1996 the Company has incurred costs of approximately $14.2 million and committed to an additional $2.9 million on the project.

     On July 11, 1996, the Company closed a $22 million financing facility with N M Rothschild & Sons Limited
(Rothschild). The facility comprises a $19.5 million project loan and a $2.5 million convertible loan.
Proceeds of the facility will be used to fund the remaining development and provide working capital for the Illinois Creek Mine. On July 18, 1996, the Company drew
$10 million against the facility.

     The terms of the financing facility require the Company to maintain a minimum balance in the Proceeds
Account equal to the sum of: (I) the greater of $1,500,000 or a formula amount based on the present value of future net cash flow from the Project, (II) the lesser of $250,000 or interest payable to the Lender for the following three months, (III) capital expenditures scheduled for the following three months and, (IV) any other payments due to the Lender for the following three months. The Company has agreed with Rothschild that it will deposit $1,500,000 in the Proceeds Account by September 30, 1996.

     There are substantial risk factors associated with the Illinois Creek Project and the Company's future operations, including the substantial financial commitment made by the Company to the development of the Project, and the resultant strain on the Company's liquidity and capital resources, delays and other problems which may result from difficulties in transportation of equipment, supplies and personnel to the Project, potentially adverse weather conditions and potentially substantial costs to comply with environmental and other laws, as well as gold price volatility and other economic factors which are beyond the control of the Company. Moreover, inasmuch as the Project has not been fully constructed and is not yet operational, there is no operating history upon which to base estimates of future cash operating costs and other operating requirements.

     The Company is exploring alternatives to provide additional financing to enable it to continue work to commence mining at Illinois Creek in the near future, provide contingency funds for unforeseen delays or other problems at Illinois Creek, and to provide for future operations, including exploration and development activities on other properties. The Companys ability to obtain outside financing will depend, among other things, upon the price of gold and perceptions of future prices.
Therefore, availability of funding is dependent largely upon factors outside the Companys control, and cannot be predicted. Any such financing, if available, could increase the indebtedness of the Company or dilute current stockholders positions. If the Company acquires such funding through debt, a substantial portion of the Company's cash flow may need to be devoted to the payment of principal and interest on such debt, which could render the Company more vulnerable to competitive pressure or economic downturns.

     The Company has filed a Notice of Intent to Operate with the Idaho Department of Lands describing the Companys proposed gold and silver mining activities in the Thunder Mountain Project. If the Thunder Mountain
Project is sufficiently attractive to warrant continued development and the necessary permits and financing are obtained, it is possible that construction could commence in 1997. Management estimates that substantial capital would be required for construction of facilities and other development activities at Thunder Mountain.

     The Company is reviewing alternative means of augmenting its capital base, but has no firm commitments for additional funding. Failure to obtain additional funding would have a material adverse effect on the Company.

Results of Operations

     Fluctuations in the Company's results of operations arise primarily from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold, (3) the cost of mineral properties abandoned or impaired during any given period and (4) asset dispositions.

Three months ended June 30
- --------------------------

     The Company recorded a net loss for the second quarter of 1996 of $523,000, compared with a net loss of $1,951,000 for the same period of 1995.

Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the change in gold sales revenue for the quarters ended June 30, 1996 and 1995:


  Revenue Variance Analysis
  Quarter Ended June 30,                          1996          1995
                                             ----------   ------------
  Ounces of gold sold                                -         1,000
  Average price realized per ounce                   -          $392
  Variances
  Lower volume                               ($392,000)    ($4,244,00)
  Higher prices                                      -          9,000
                                             -------------------------
  Decrease in gold sales revenue over
  the comparable period of the
  preceding year                             ($392,000)   ($4,235,000)



     The decrease in the ounces sold is the result of the termination of production and the commencement of rinsing at the Companys Goldstrike Mine on October 1, 1995. The small amount of gold recovered during the rinsing process is recorded as a reduction to the rinsing costs.

Change in Costs Applicable to Sales

     There were no costs applicable to sales for the second quarter of 1996, compared to $460,000 or $460 per ounce for the same period of 1995 as illustrated in the following table.

Quarter Ended June 30,
                                                 1996      1995
                                                ------   -------
                                                 Goldstrike Mine
                                                ----------------
Ounces of gold produced                            -      1,509
Ounces of gold sold                                -      1,000
Per ounce statistics:
Cash production costs incurred                    $-      $ 231
Depreciation, depletion, amortization and
reclamation accruals                               -         (3)
                                                 ------   ------
Production cost per ounce produced                $-      $ 228
                                                 ------   ------
Gold sales revenue                                $-      $ 392
                                                 ------   ------
Production cost per ounce sold                     -        343
Change in inventories                              -        (22)
                                                 ------   ------
Cost of gold sold                                  -        321
Mining Taxes                                       -          3
Production royalties                               -        136
                                                 ------   ------
Costs applicable to sales                          -        460
                                                 ------   ------
    Gross loss                                    $-      $ (68)
                                                 ======   ======

Mineral Property Abandonments and Impairments

     Mineral property abandonments and impairments charged to operations amounted to $242,000 for the quarter ended June 30, 1996, compared to $1,443,000 for the same period of 1995.

     Mineral properties which had historical costs totaling $242,000 were written off during the second quarter of 1996, compared to $403,000 for the same period in 1995. The properties abandoned during the second quarter of 1996 were the Elk Creek, Montana ($93,000), La
Reserva, Mexico ($81,000), Las Cruces, Mexico ($48,000),
Tecolate, Mexico ($15,000) and other Mexico properties
($5,000).

     No impairment loss was recorded during the second quarter of 1996 compared to $1,040,000 for the same period of 1995.

Asset Dispositions

     During the second quarter of 1996 the Company recorded a $439,000 gain on the sale of 168,273 shares of Alta Gold Co. common stock held for investment. During the same period of 1995 the Company recorded a $1,000 loss related to the sale of a mineral property.

Six months ended June 30
- ------------------------

     The Company recorded a net loss for the six month period ended June 30, 1996, of $1,001,000, compared with a net loss of $2,424,000 for the same period of 1995.

Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the change in gold sales revenue for the six month periods ended June 30, 1996 and 1995:


   Revenue Variance Analysis
   Six Months Ended June 30,                       1996           1995
                                               -----------   -------------
   Ounces of gold sold                                -             2,000
   Average price realized per ounce            $             $        389
                                                      -
   Variances
   Lower volume                                 ($778,000)     ($5,739,000)

   Higher prices                                      -             18,000
   Decrease in gold sales revenue over the
   comparable period of the preceding year      ($778,000)     ($5,721,000)


     The decrease in the ounces sold is the result of the termination of production and the commencement of rinsing at the Companys Goldstrike Mine on October 1, 1995. The small amount of gold recovered during the rinsing process is recorded as a reduction to the rinsing costs.

Change in Costs Applicable to Sales

     There were no costs applicable to sales for the six month period ended June 30, 1996, compared to $913,000 or $457 per ounce for the same period of 1995 as set forth in the following table.


Six Months Ended June 30,                      1995         1994
                                            ---------------------
                                                Goldstrike Mine
                                            ---------------------
Ounces of gold produced                         -           3,676

Ounces of gold sold                             -           2,000
Per ounce statistics:

Cash production costs incurred              $   -       $     204

Depreciation, depletion, amortization and
reclamation accruals                            -             (1)
                                            --------    ---------
Production cost per ounce produced          $   -       $     204
                                            ========    =========
Gold sales revenue                          $   -       $     389
                                            --------    ---------
Production cost per ounce sold                  -             374

Change in inventories                           -            (49)
                                            --------    ---------
Cost of gold sold                               -             325

Mining Taxes                                    -               3

Production royalties                            -             129
                                            --------    ---------
Costs applicable to sales                       -             457
                                            --------    ---------
    Gross loss                              $   -       $    (68)
                                            ========    =========


Mineral Property Abandonments and Impairments

     Mineral property abandonments and impairments charged to operations amounted to $242,000 for the six month period ended June 30, 1996, compared to $1,471,000 for the same period of 1995.

     Mineral properties which had historical costs totaling $242,000 were written off during the first six months of 1996, compared to $431,000 for the same period in 1995. The properties abandoned during the first six months were the Elk Creek, Montana ($93,000), La Reserva,
Mexico ($81,000), Las Cruces, Mexico ($48,000), Tecolate,
Mexico ($15,000) and other Mexico properties ($5,000).

     No impairment loss was recorded during the first six months of 1996 compared to $1,040,000 for the same period in 1994.

Asset Dispositions

     During the first six months of 1996 the Company recorded a $439,000 gain on the sale of 168,273 shares of Alta Gold Co. common stock held for investment. During the same period of 1995 the Company recorded a $1,000 loss related to the sale of a mineral property.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K reporting under
          Item 5. the election on April 18, 1996, of
          Donald P. Bellum to Chairman of the Board of
          Directors and Chief Executive Officer of the
          Company, effective May 1, 1996.

          The Company filed a Form 8-K reporting under
          Item 2. the acquisition effective July 11,
          1996, of leasehold and other property interests in the Illinois Creek Project in north central
          Alaska from North Pacific Mining Corporation.
          The Company also reported that, effective July
          11, 1996, the Company entered into credit agreements with N M Rothschild & Sons Limited for a $22,000,000 facility to partially finance the development and construction costs of the Illinois Creek Project. The credit agreements and other pertinent documents were filed as exhibits to this Report.

                        SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                USMX, INC.
                                  (Registrant)

  Date: August 14, 1996      By:  /s/ Donald E. Nilson
                                  Donald E. Nilson, Vice President -
                                  Finance, Secretary, Chief Financial
                                  Officer

  Date: August 14, 1996      By:  /s/ Daniel J. Stewart
                                  Daniel J. Stewart, Controller,
                                  (Principal Accounting Officer)