Form 10-Q
period 1996-09-30
USMX INC
filed 1996-11-14
CIK 315523

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

                         (Mark One)

   [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1996

                             or

   [   ] Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

  For the transition period from __________ to ____________


                Commission File Number 0-9370

                    ____________________
                         USMX, INC.
   (Exact name of registrant as specified in its charter)
                    ____________________

       Delaware                              84-1076625

   (State or other                        (I.R.S. Employer
   jurisdiction of                       Identification No.)
   incorporation or
    organization)

 141 Union Boulevard,
      Suite 100
 Lakewood, Colorado                            80228

     (Address of                             (Zip Code)
 principal executive
       offices)

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
                Yes  X         No.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class of             Outstanding at
            Common Stock        November  14, 1996

         $.001 par value              16,184,182

                 PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)
                                                  September   December
                                                      30,        31,
                                                     1996       1995
                                                  ---------  ---------
ASSETS
    Cash and equivalents                          $  1,752   $   5,226
    Restricted cash                                  7,484           -
    Federal income taxes receivable                    507         381
    Other current assets                               667         227
                                                  ---------  ---------
      Total current assets                          10,410       5,834

    Property, plant & equipment                     38,421      13,291
    Accumulated depreciation, depletion and
     amortization                                   (3,521)     (3,475)
                                                  ---------  ---------
      Net property, plant and equipment             34,900       9,816
    Other assets                                     2,854       1,819
                                                  ---------  ---------
Total assets                                      $ 48,164   $  17,469
                                                  =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                              $  2,601   $     312
    Accrued salaries                                    50          73
    Accrued reclamation                                427         304
    Other accrued liabilities                           27          51
    Notes payable, current                           8,220           -
                                                  ---------  ---------
      Total current liabilities                     11,325         740

    Note payable - affiliate                         3,733           -
    Note Payable                                    14,500           -
    Estimated reclamation liability                    535         885
    Stockholders' equity
      Common stock                                      16          15
      Additional paid-in capital                    19,582      15,583
      Retained earnings (accumulated deficit)       (1,527)        246
                                                  ---------  ---------
Total liabilities and stockholders'equity         $ 48,164   $   7,469
                                                  =========  =========

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)
                                              Three Months Ended     Nine Months Ended
                                                          September 30,
                                                  1996      1995      1996      1995
                                             -----------------------------------------
Sales                                          $     -   $     -   $     -   $   778
Costs applicable to sales                            -       128         -     1,041
                                                -------   -------   -------   -------
Gross (loss)                                         -      (128)        -      (263)

General and administrative expenses              1,284       642     2,590     1,892
Prospecting costs                                  116       129       521       605
Asset write downs, abandonments & impairments        -     1,641       242     3,112
                                                -------   -------   -------   -------
(Loss) from operations                          (1,400)   (2,540)   (3,353)   (5,872)

Royalty income                                       -       180       360       540
Other income, net                                  557       120     1,082       449
                                                -------   -------   -------   -------
(Loss) before income tax benefit                  (843)   (2,240)   (1,911)   (4,883)
Income tax benefit                                 (71)      (45)     (138)     (264)
                                                -------   -------   -------   -------
Net (loss)                                     $  (772)  $(2,195)  $(1,773)  $(4,619)
                                                =======   =======   =======   =======
Loss per common share                          $ (0.05)  $ (0.15)  $ (0.12)  $ (0.31)
                                                =======   =======   =======   =======
Weighted average common shares outstanding       15,781    14,720    15,097    14,787
                                                =======   =======   =======   =======

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)
                                                      Nine Months Ended September 30,
                                                             1996         1995
                                                      -------------------------------

Net cash provided by (used in) operations                $  (1,087)   $  (2,186)
                                                         ----------   ----------
Net cash provided by (used in) investing activities:
    Capital additions and property acquisitions            (21,313)     (3,972)
    Proceeds from sale of property, plant and equipment          9         456
    Investment in restricted cash account                   (8,864)          -
    Proceeds from sale of stock held for investment          1,281           -
    Other                                                        -         (52)
                                                         ----------   ----------
                                                           (28,887)     (3,568)
Net cash provided by (used in)  financing activities:
    Proceeds from note payable to affiliate                  4,500           -
    Proceeds from note payable                              22,000           -
    Repurchase of common stock                                   -        (227)
    Proceeds from issuance of common stock                       -           6
                                                         ----------   ----------
                                                            26,500        (221)
                                                         ----------   ----------
Decrease in cash and equivalents                            (3,474)     (5,975)
Cash and cash equivalents at beginning of year               5,226      12,014
                                                         ----------   ----------
Cash and cash equivalents at end of period               $   1,752    $  6,039
                                                         ==========   ==========

Supplemental Disclosures of Cash Flow Information
                                                      Nine Months Ended September 30,
                                                             1996         1995
                                                      -------------------------------
Cash paid during the period for:
  Interest                                                $       -    $       -
  Income taxes                                            $       -    $       -

The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2 - Restricted Cash

     Amounts drawn pursuant to the Illinois Creek financing facility (see note 4) are deposited in the project proceeds account and may be used only for the benefit of the project. Such amounts are reflected in the accompanying condensed consolidated statements of financial position as restricted cash. In the balance of restricted cash at September 30, 1996, $4.5 million is required to be returned to the lender and made available for future advances (see note 4).

Note 3 - Property, Plant and Equipment

     Effective July 11, 1996, the Company acquired leasehold and other property interests in the Illinois
Creek Project in north central Alaska from North Pacific
Mining Corporation ("NPMC"). The $4.0 million purchase price was paid by the issuance, to NPMC, of 1,540,663 shares of the Company's common stock. The calculation of the number of shares was based on the average market price of the common stock on The Nasdaq Stock Market as provided in the agreement. As a result of this transaction, NPMC owns approximately 9.5% of the Company's issued and outstanding common stock.

Note 4 - Long Term Debt

Note Payable - Affiliate

     During the second quarter of 1996 the Company arranged for a $4.5 million, 8.75% fixed rate loan from Pegasus Gold Corporation ("Pegasus"), which owns approximately 30.8% of the Company's common stock. The loan is repayable over a 50 month period beginning June
1, 1996. The loan is collateralized by the Company's royalty interest in Montana Tunnels. In lieu of loan payments by the Company, Pegasus will retain the $60,000 per month Montana Tunnels royalty payments that it would otherwise make to the Company.

     During the second quarter of 1996 the Company agreed with Pegasus to sell its net profits royalty interest in the Montana Tunnels Mine to Pegasus for $4,500,000.
Pegasus is the owner and operator of the Montana Tunnels
Mine. The net profits royalty interest entitles the Company to the greater of a 5% net profits royalty interest or minimum advance royalties of $60,000 per month until certain construction, land acquisition, associated financing and other costs have been recovered by Pegasus ("Payback"), and a 50% net profits royalty interest thereafter. Based on information provided by Pegasus, the Company estimates that, as of December 31, 1995, the remaining recoverable costs to attain Payback were approximately $26,539,000. It is unclear whether
Payback will ever be achieved. Payback is dependent upon several factors, including future metal prices, production rates, and the life of the Montana Tunnels
Mine. Based on Pegasus' published reserves, the expected mine life is in the range of 3.5 to 4 years. Since inception of the contract, the Company has received the monthly minimum advance royalties.

     Loan proceeds received by the Company from Pegasus will be credited against the sales price at closing and the loan will be extinguished. Closing of the transaction is subject to completion of definitive documentation and approval of the Company's stockholders.
Because use of working capital will not be required to extinguish the loan, the long-term portion of the loan has not been classified as a current liability in the accompanying condensed consolidated statements of financial position as of September 30, 1996.

Financing Facility

     On July 11, 1996 the Company closed a $22 million financing facility with N M Rothschild & Sons Limited
("Rothschild"). The facility comprises a $19.5 million project loan and a $2.5 million convertible loan.
Proceeds of the facility will be used to partially fund the development of the Company's Illinois Creek Mine in Alaska. Total capital costs of the Illinois Creek
Project are estimated to be $36.9 million.

     The $19.5 million project loan will bear interest, payable quarterly, at 2.25% above the LIBOR until certain tests related to project operations have been completed to the satisfaction of the lender and 1.875% thereafter for the remainder of the approximate four-year term of the loan. Principal payments will be made in 7 amortized installments on September 30 and December 31 of each year, commencing September 30, 1997. The Company will be a guarantor of the $19.5 million loan (which will remain secured by the Illinois Creek Project assets) until it has been demonstrated that the Illinois Creek Project is operating in a manner satisfactory to Rothschild and that no defaults are outstanding. There can be no assurance when, or if, this will occur, and the Company could have a substantial debt burden without other resources to make repayment. In addition, the Company will be a continuing guarantor of the covenant to comply with environmental laws.

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

     The loan agreements include several financial and other covenants, including the maintenance of certain operating and financial ratios, limitations on or prohibitions of dividends, indebtedness, liens, investments, mergers, changes in capital structure and certain other items. Such restrictions could affect the Company's operations and future plans.

Per the terms of the $22.0 million Rothschild financing facility, the Company agreed to deposit $1.5 million in an escrow account by September 30, 1996. The Company was unable to comply with this requirement and in a letter agreement dated October 29, 1996, Rothschild agreed to waive this and certain financial ratio requirements until December 31, 1996, conditional upon the Company's agreements to, among other things, (A) file a prospectus with the appropriate Canadian securities regulatory authorities by November 1, 1996, and complete a public offering by December 31, 1996, (B) adjust the price at which Rothschild may elect to convert the $2.5 million loan into the Company common shares to the price at which the shares offered by the prospectus (or an earlier private placement) are sold, (C) to pay Rothschild a fee of US$100,000 which fee is payable upon the first to occur of (i) a date upon which such payment can be made without materially reducing the working capital reasonably required by the Company for continued operations or (ii) April 15, 1997, and (D) return to Rothschild $4.5 million in previously drawn but unused funds which will be made available for future draws as needed. This amount is reflected as a current liability in the accompanying condensed consolidated statements of financial position. It is provided in the letter agreement that the definitive amendments to the agreements be made.

Note 5 - Income Taxes

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

     Pursuant to the mining reclamation and bonding regulations of the State of Alaska, Department of Natural
Resources, the Company provided reclamation surety for the Illinois Creek Mine in the amount of $1,575,000 in 1996. The required surety is in the form of certificates of deposit totaling $1,575,000 and is reflected in Other assets in the accompanying Consolidated Statements of Financial Position.
Hedging

     As part of its gold hedging program the Company has entered into agreements with a major financial institution to deliver gold and silver. Realization under these agreements is dependent upon the ability of the counterparties to perform in accordance with the terms of the agreement. As of September 30, 1996, the Company had entered into forward sales contracts for 140,900 ounces of gold for delivery at various dates through December 31, 1999 at an average selling price of $409 per ounce. Delivery under these spot deferred contracts can be deferred at the Company's option up to forty months depending on the individual contract.

     Further, the Company had written silver call options expiring at various dates over the next forty months, which if exercised, would become spot deferred contracts with delivery deferred as previously described. At
September 30, 1996, the Company had sold 891,100 ounces of silver call option contracts all at a strike price of $5.50 per ounce expiring on dates ranging from October
29, 1996 through December 29, 1999. The aggregate unrealized excess of the net market value of the Company's forward sales contracts over the spot gold price of $379 per ounce as of September 30, 1996, is approximately $624,000.

Note 7 - Subsequent Event

  In October the Company entered into a letter agreement with Newcrest Capital Inc. ("Newcrest") of
Toronto, Ontario Canada, whereby Newcrest will act as a financial advisor and proposes to act as a lead underwriter in connection with a prospectus qualified public offering of approximately 5,000,000 shares of the Company's common stock. On November 1, 1996, the Company filed a prospectus with the Canadian securities regulatory authorities requesting qualification of the public offering. The Company also filed a registration statement with the U.S. Securities and Exchange
Commission in connection with this proposed offering.
The offering will be made only by means of a prospectus.
No assurance can be given that this offering will be successful.

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Financial Condition

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $1.8 million at September 30, 1996. Cash and cash equivalents decreased during the nine months ended September 30, 1996, by $3.5 million primarily as a result of investment in property, plant and equipment of approximately $21.3 million, including deferred exploration costs of $0.3 million and development costs of $21.0 million ($20.1 million at Illinois Creek, Alaska and $0.9 million at Thunder
Mountain, Idaho), investment in restricted cash accounts of $8.9 million and cash used in operations of $1.1 million. These costs were partially offset by $1.3 million in proceeds from the sale of the Company's holdings in Alta Gold Co. common stock.

     In addition, the Company obtained $4.5 million in loans from Pegasus Gold Inc. secured by the Company's interest in the Montana Tunnels property and $22.0 million in financing for the construction of the Illinois
Creek Mine and related facilities, including working capital. (See note 3 to condensed consolidated financial statements for a detailed discussion of this financing)

     The Company completed its feasibility study of the Illinois Creek Project in February 1996. After approval of the project by the Company's Board of Directors, clearing and grubbing activities began in March 1996.
Upon receipt of a commitment for a $22 million financing facility and required permits and regulatory approvals in May, construction of the mine and related facilities was begun.

     The original Illinois Creek development budget was $22.6 million, including $4.7 million in estimated working capital. As a result of weather induced delays and other problems arising from the complexities of developing a mine using only air transport, the Company is now forecasting a total development cost at Illinois Creek of approximately $28.6 million. The mine and related facilities were substantially completed in October 1996;
however due to the high cost that would be incurred in order to complete the hydraulic test of the leach pad liner and to commence the leaching operation during the winter months, the Company has elected to defer commencement of gold production until the spring of 1997.
The resulting delay in revenues from the sale of gold produced will require certain working capital requirements to be funded from other sources. The
Company has used internal cash to fund $3.4 million of the approximately $6 million in forecast cost overruns.
The Company intends to use the proceeds of a proposed public offering to fund the remaining working capital requirements and the balance of any cost overruns at Illinois Creek. (See note 6 to the condensed consolidated financial statements for a detailed discussion of the proposed public offering)

      In addition to construction and working capital requirements at Illinois Creek, the Company is required by the terms of the credit agreements with the Lender to maintain a fund sufficient to maintain certain financial ratios of the project. Based on the development plan mutually agreed to by the Company and the Lender, the Company estimates that a contribution to this fund will be required at December 31, 1996 of approximately $5.1 million. The Company intends to use the proceeds of the proposed public offering of shares of its common stock to provide the required contribution to the project fund.

     The Company's lending arrangements for the Illinois Creek Project require it to maintain minimum balances in a Proceeds Account for use only in connection with the Project and to maintain certain financial ratios related to the Project and to the Company. The Company was required to deposit $1.5 million to the Proceeds Account by September 30, 1996, which requirement was not satisfied. The Lender has agreed with the Company to waive this default and any defaults related to the failure by the Company to comply with the financial ratios until December 31, 1996, provided the Company completes the proposed public offering by that date and meets certain other conditions (See note 3 to the condensed consolidated financial statements for a detailed discussion of this financing). If the Company is unable to meet these conditions or to maintain compliance thereafter with its credit obligations to Rothschild, it risks a possible foreclosure of Rothschild's security interest in the Project and/or legal action for monetary damages against the Company.

     The Company does not presently have capital resources available to satisfy its obligations to Rothschild. Accordingly, if the proposed public offering were unsuccessful, the Company would need to obtain other financing or attempt to merge or engage in another form of business combination with an entity with available cash resources. The Company has made no such arrangements, and there can be no assurance that the Company would be successful in obtaining any such arrangements.

     The Company has filed a Notice of Intent to Operate with the Idaho Department of Lands describing the Company's proposed gold and silver mining activities in the Thunder Mountain Project. Management estimates that the project would require substantial capital to place it into production, including working capital. If the project is sufficiently attractive to warrant continued development and the necessary permits are obtained, construction could begin in 1998. Production could begin in 1998 or 1999 depending on the construction schedule.
Management believes that the Company will need to obtain additional capital to put Thunder Mountain into production.

     The Company's balance sheet at September 30, 1996, reflects a total of $1.0 million in accrued reclamation liabilities associated with its acquisition and operation of the Goldstrike Mine. Reclamation activities in 1996 have focused primarily on recontouring, topsoiling and planting heap number one and completion of rinsing of heap number two. Commencement of recontouring and topsoiling of heap number two as well as the dismantling of the process plant and reclamation of the plant site will begin once the Company has obtained acceptance by the State of Utah of the Company's final closure plan, which could occur by the end of 1996. The goal is to achieve closure by the end of 1997. This reclamation is expected to be financed with internally available cash balances, cash generated from the sale of gold produced as a by product of heap rinsing and approximately $1.6 million cash previously provided to the State of Utah as reclamation surety.

Results of Operations

     Fluctuations in the Company's results of operations arise primarily from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold, (3) the cost of mineral properties abandoned or impaired during any given period and (4) asset dispositions.

Three months ended September 30

     The Company recorded a net loss for the third quarter of 1996 of $772,000, compared with a net loss of $2,195,000 for the same period of 1995.
Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the change in gold sales revenue for the quarters ended September 30, 1996 and 1995:

----------------------------------------------------------------------
  Revenue Variance Analysis
  Quarter Ended September 30,                  1996              1995
----------------------------------------------------------------------
  Ounces of gold sold                             -                 -
  Average price realized per ounce              n/a               n/a
  Variances
  Lower volume                                    -       ($3,697,000)
  Higher prices                                   -                 -
----------------------------------------------------------------------
  Decrease in gold sales revenue over the
  comparable period of the preceding year         -       ($3,697,000)
======================================================================

     The decrease in the ounces sold is the result of the termination of production and the commencement of rinsing at the Company's Goldstrike Mine on October 1, 1995. The small amount of gold recovered during the rinsing process is recorded as a reduction to the rinsing costs.

Change in Costs Applicable to Sales

     There were no costs applicable to sales for the third quarter of 1996, compared to a $128,000 prior period adjustment for the same period of 1995 as illustrated in the following table.

---------------------------------------------------------------------
Quarter Ended September 30,                     1996          1995
---------------------------------------------------------------------
                                                 Goldstrike Mine
                                                 ---------------
Ounces of gold produced                               -        2,037
Ounces of gold sold                                   -            -
Per ounce statistics:
Cash production costs incurred                $       -    $     198
Depreciation, depletion, amortization and
reclamation accruals                                  -            1
---------------------------------------------------------------------
Production cost per ounce produced            $       -    $     199
---------------------------------------------------------------------
Gold sales revenue                            $       -    $       -
---------------------------------------------------------------------
Production cost per ounce sold                        -            -
Change in inventories                                 -            -
---------------------------------------------------------------------
Cost of gold sold                                     -            -
Mining Taxes                                          -            -
Production royalties                                  -            -
---------------------------------------------------------------------
Costs applicable to sales                             -            -
---------------------------------------------------------------------
    Gross loss                                $       -    $       -
=====================================================================


Asset Write Downs, Abandonments and Impairments

     No mineral property abandonments or impairments were charged to operations for the quarter ended September 30, 1996, compared to $1,641,000 for the same period of 1995.

     No mineral properties were written off during the first nine months of 1996, compared to $21,000 for the same period in 1995.

     No impairment loss was recorded during the quarter ended September 30, 1996, compared to $1,620,000 for the same period in 1995.

Asset Dispositions

     During the third quarter of 1996 the Company recorded a $497,000 gain on the sale of common stock held for investment and a $9,000 gain from the sale of fixed assets. During the same period of 1995 no gains or losses were recorded as the result of asset disposals.
Nine months ended September 30

     The Company recorded a net loss for the nine month period ended September 30, 1996, of $1,773,000, compared with a net loss of $4,619,000 for the same period of 1995.

Change in the Volume of Gold Sold and Selling Price of Gold

     The following table analyzes the change in gold sales revenue for the nine month periods ended September
30, 1996 and 1995:


-----------------------------------------------------------------------------
   Revenue Variance Analysis
   Six Months Ended September 30,                    1996              1995
-----------------------------------------------------------------------------
   Ounces of gold sold                                   -             2,000
   Average price realized per ounce                    n/a     $         389
   Variances
   Lower volume                                 ($778,000)       ($9,428,000)
   Higher prices                                         -            10,000
-----------------------------------------------------------------------------
   Decrease in gold sales revenue over the
   comparable period of the preceding year      ($778,000)       ($9,428,000)
=============================================================================

     The decrease in the ounces sold is the result of the termination of production and the commencement of rinsing at the Company's Goldstrike Mine on October 1, 1995. The small amount of gold recovered during the rinsing process is recorded as a reduction to the rinsing costs.

Change in Costs Applicable to Sales

     There were no costs applicable to sales for the nine month period ended September 30, 1996, compared to $1,041,000 or $520 per ounce for the same period of 1995 as set forth in the following table.

------------------------------------------------------------------------
Nine Months Ended September 30,                   1996           1995
------------------------------------------------------------------------
                                                     Goldstrike Mine
                                                     ---------------
Ounces of gold produced                                -          5,714
Ounces of gold sold                                    -          2,000
Per ounce statistics:
Cash production costs incurred                 $       -      $     202
Depreciation, depletion, amortization and
reclamation accruals                                   -              -
------------------------------------------------------------------------
Production cost per ounce produced             $       -      $     202
------------------------------------------------------------------------
Gold sales revenue                             $       -      $     389
------------------------------------------------------------------------
Production cost per ounce sold                         -            577
Change in inventories                                  -           (252)
------------------------------------------------------------------------
Cost of gold sold                                      -            325
Mining Taxes                                           -              6
Production royalties                                   -            189
------------------------------------------------------------------------
Costs applicable to sales                              -            520
------------------------------------------------------------------------
    Gross loss                                 $       -      $    (131)
========================================================================

Asset Write Downs, Abandonments and Impairments

     Mineral property abandonments and impairments charged to operations amounted to $242,000 for the nine month period ended September 30, 1996 compared to $3,112,000 for the same period of 1995.

     Mineral properties which had historical costs totaling $242,000 were written off during the first nine months of 1996, compared to $452,000 for the same period in 1995. The properties abandoned during the first nine months of 1996 were the Elk Creek, Montana ($93,000), La
Reserva, Mexico ($81,000), Las Cruces, Mexico ($48,000),
Tecolate, Mexico ($15,000) and other Mexico properties
($5,000).

     No mineral property impairment loss was recorded during the first nine months of 1996 compared to $1,040,000 for the same period in 1995.

     No impairment loss related to deferred mining and processing costs was recorded during the first nine months of 1996 compared to $1,620,000 for the same period in 1995.

Asset Dispositions

     During the first nine months of 1996 the Company recorded a $936,000 gain on the sale of common stock held for investment and a $9,000 gain from the sale of fixed assets. During the same period of 1995 the Company recorded a $1,000 loss related to the sale of a mineral property.

                 PART II -- OTHER INFORMATION

Item 5.  Other Information

     In October the Company entered into a letter agreement with Newcrest Capital Inc. ("Newcrest") of
Toronto, Ontario Canada, whereby Newcrest will act as a financial advisor and proposes to act as a lead underwriter in connection with a prospectus qualified public offering of approximately 5,000,000 shares of the Company's common stock. On November 1, 1996, the Company filed a prospectus with the Canadian securities regulatory authorities requesting qualification of the public offering. The Company also filed a registration statement with the U.S. Securities and Exchange
Commission in connection with this proposed offering.
The offering will be made only by means of a prospectus.
No assurance can be given that this offering will be successful.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.18   Letter agreement dated October 29,
          1996, between the Company and NM Rothschild & sons Limited filed as an exhibit to the Company's registration statement on Form S-2
          (file number 333-15431) which exhibit is incorporated herein by reference.

     (b)  Reports on Form 8-K

          During the Quarter ended September 30, 1996, the Company filed a Form 8-K reporting under
          Item 2. the acquisition of leasehold and other property interests in the Illinois Creek
          Project in north central Alaska from North
          Pacific Mining Corporation. The Company also reported that the Company entered into credit agreements with N M Rothschild & Sons Limited for a $22,000,000 facility to partially finance the development and construction costs of the Illinois Creek Project. The credit agreements and other pertinent documents were filed as exhibits to the Form 8-K.

                         SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    USMX, INC.
                                                   (Registrant)

     Date:  November 14, 1996     By:          /s/ Donald E. Nilson
                                        Donald E. Nilson, Vice President -
                                            Finance, Secretary, Chief
                                                Financial Officer

     Date:  November 14, 1996     By:         /s/ Daniel J. Stewart
                                          Daniel J. Stewart, Controller,
                                          (Principal Accounting Officer)