Form 10-K
period 1996-12-31
USMX INC
filed 1997-03-31
CIK 315523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year December 31, 1996 or Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______________________ to ______________________

                         Commission File Number 0-9370
                               -------------------
                                   USMX, INC.
             (Exact name of registrant as specified in its charter)
                               -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Disclosure contained herein o Disclosure not contained herein X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,404,330. This calculation is based on the closing price of the stock as reported on The Nasdaq Stock Market on March 20, 1997.

The number of shares of the Registrant's $.001 par value common stock outstanding as of March 20, 1997 was 16,184,182.

                      DOCUMENTS INCORPORATED BY REFERENCE
                   Items 10, 11, 12 and 13 are anticipated to
                 be included in the definitive proxy statement


                                Table of Contents


Items 1 and 2.     Business and Properties...........................................................2
                  Introduction.......................................................................2
                  History of Operations..............................................................3
                  The Illinois Creek Project.........................................................4
                  The Thunder Mountain Project.......................................................9
                  Montana Tunnels....................................................................12
                  Exploration........................................................................13
                  Mexico                                                                             14
                  RISK FACTORS                                                                       16
                  General Risks Related to the Mining Industry.......................................17
                  Specific Risks Related to USMX.....................................................20
                  Specific Risks Related to Dakota...................................................24
                  Risks Related to the Merger........................................................26
                  Employees..........................................................................26
                  Financial Information about Foreign and Domestic Operations and Export Sales.......26
                  Glossary of Terms..................................................................28
Item 3.     Legal Proceedings........................................................................33
Item 4.     Submission of Matters to a Vote of Security Holders......................................33
Item 5.     Market For The Registrant's Common Equity And Related Stockholder Matters................34
Item 6.     Selected Financial Data..................................................................35
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....37
                  Going Concern Uncertainty..........................................................37
                  Liquidity and Capital Resources....................................................37
                  Results of Operations..............................................................39
Item 8.     Financial Statements and Supplementary Data..............................................44
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....70
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................70
INDEX TO EXHIBITS....................................................................................71


                                     PART I


Items 1 and 2.     Business and Properties.

Introduction.

         Capitalized terms not defined in the text are defined in the Glossary of Terms on pages 28 through 32.

         USMX, Inc. (the "Company" or "USMX") is a Delaware corporation which was founded in 1979. USMX exclusively engaged in exploration for precious metal properties until 1988 when it developed the Green Springs Mine in east central Nevada. During the period 1988 through 1995, while USMX continued its exploration activity it also produced approximately 273,000 ounces of gold from Green Springs and three additional mines and successfully closed and reclaimed the Green Springs Mine. USMX was the recipient of awards for its performance in the areas of environmental protection, reclamation and safety. Mining was completed in October 1995 at USMX's remaining production unit, the Goldstrike Mine, in southwestern Utah. USMX expects to complete reclamation of the Goldstrike Mine in 1997.

         USMX views exploration as an important means of growth, and has historically explored several projects annually. During 1996, USMX continued its exploration efforts on a limited basis outside of the United States, principally in Mexico.

         USMX's principal focus in 1996 was the development of its Illinois Creek Project (the "Project") in west central Alaska. In February 1996 USMX completed its feasibility study of the Project and received a commitment for project financing. In May 1996 key permits necessary for mining, heap leaching and dam construction were received and USMX commenced construction of the mine and related facilities. The Air Quality Permit was received in June 1996. Effective July 11, 1996, USMX acquired leasehold and other property interests in the Project from North Pacific Mining Corporation ("NPMC"), a subsidiary of Cook Inlet Region ("CIRI"), in exchange for 1,540,663 shares of USMX Common Stock. As a result of this transaction, NPMC owns approximately 9.5% of USMX's issued and outstanding Common Stock. In addition, NPMC received a 5% net return royalty on production from the Illinois Creek Upland Mining Lease. Also effective July 11, 1996, USMX entered into the Rothschild Credit Agreements for a $22,000,000 facility to finance the development and construction costs of the Project.

         During 1996 USMX substantially completed construction of a 90-person man camp, a 6.5 mile road to connect the camp with the deposit area and the site of the process facility, a double synthetic, modified valley fill heap leach pad, a rotary kiln to produce calcined lime and a carbon gold recovery plant. In addition, approximately 115,000 tons of overliner material and run-of-mine ore were placed on the leach pad. Minor construction and a leak test of the leach pad will have to be completed before start-up currently scheduled for mid-May of 1997. Leaching is scheduled to commence upon successful completion of the leakage test of the liner system and completion of loading ore on the first leach cell. If the initial leak test is successful and normal weather prevails, the first gold production is anticipated by early summer of 1997.

         On January 3, 1997 the Company entered into an agreement in principle to merge ("Merger") with Dakota Mining Corporation ("Dakota"). The Merger is subject to, among other things, stockholder approval. A definitive Merger Agreement was executed on February 5, 1997. On March 17, 1997, Dakota filed a Registration Statement with the Securities and Exchange Commission ("SEC") regarding this transaction, including a preliminary draft Joint Proxy Statement/Prospectus. The Annual Meeting is tentatively scheduled for May 20, 1997.


History of Operations

         USMX's first producing mine, the Green Springs Mine, commenced production in June 1988. USMX completed mining, crushing and stacking operations at Green Springs in June 1990. Reclamation of pits, haul roads and waste dumps commenced in 1990 and continued through 1993. Rinsing of the heaps was initiated during 1992 to meet final closure requirements. During 1993, rinsing of the heaps and reclamation of the plantsite were completed. During the life of the Green Springs Mine, USMX received environmental and safety awards for this operation while producing a total of 69,331 ounces of gold. USMX received the 1992 State of Nevada Governor's Award for Excellence in Mine Reclamation in connection with several of USMX's Nevada mines which included the Green Springs Mine. The Governor's award, made jointly by the State of Nevada, U.S. Bureau of Land Management and U.S. Forest Service was awarded to USMX in recognition of outstanding achievement in innovative design, superior mine planning and commitment to reclamation from project commencement to closure.

         USMX commenced open pit mining at the Casino Mine in Nevada in June 1990 and completed mining in May 1991. In July 1991, USMX commenced mining at the Winrock Mine. Mining and crushing were completed at the Winrock Mine in June 1992. The Casino and Winrock Mines shared a common heap leaching facility. USMX produced a total of 48,953 ounces of gold from the Casino/Winrock project prior to its sale on August 27, 1993.

         In May 1990, USMX completed the purchase of the Alligator Ridge Mine in Nevada, which included partially leached gold ore on heaps, gold recovery facilities, a mining fleet, a mill, and approximately 26,000 acres of mineral interests in the Alligator Ridge trend. During its tenure at the Alligator Ridge Mine, USMX produced 50,188 ounces of gold. Construction of the crushing and gold recovery facilities at a satellite facility, designated the Yankee Mine, was completed during the first quarter of 1992. USMX produced 26,220 ounces of gold at the Yankee Mine between the time of initial gold production in June 1992 and its sale on August 27, 1993. USMX's Casino/Winrock, Alligator Ridge and Yankee Mines, together with surrounding exploration prospects, were sold in two separate transactions in 1993 for a total of $20 million cash, plus the assumption by the buyer of related obligations, including reclamation liabilities.

         Effective November 1, 1992, USMX acquired from Tenneco Corporation ("Tenneco"), the stock of Tenneco Minerals Company-Utah ("TMC-Utah"), owner and operator of the Goldstrike Mine located approximately 35 miles northwest of St. George, Utah. Soon after the acquisition, the name of this wholly owned subsidiary was changed to USMX of Utah, Inc. Gold production from the Goldstrike Mine since November 1, 1992, was 77,182 ounces, including 6,266 ounces of gold produced in 1995. During 1995, USMX was recognized for its reclamation efforts at the Goldstrike Mine when it received the 1995 Earth Day Award from the State of Utah Department of Natural Resources and Division of Oil, Gas and Mining.

         Access to the Goldstrike Mine is by State Highway 212 to a point approximately 21 miles northwest of St. George, then by well-maintained gravel road over a distance of approximately 14 miles. Mining operations at the Goldstrike Mine were completed in October 1994. Leaching was completed in December 1995. Disturbed areas at the Goldstrike Mine were largely reclaimed during 1995 except for the heaps and the plant site. Reclamation of the heaps was begun during 1995 with rinsing of the second heap commencing in January 1996, and expected to continue through 1997. A pilot test utilizing a bio-reactor for the passive treatment of heap effluent was initiated in mid-1996 and is expected to be completed in early 1997. Once rinsing of the second heap is complete and a closure plan has been approved by the regulatory agencies, the heap will be recontoured, covered with topsoil and seeded with various native plant species. In addition, the process plant will be dismantled and the plant site reclaimed.

         USMX has provided approximately $1,700,000 to the State of Utah as reclamation surety. The primary lease covering the mine permit area has been terminated; however, a post termination agreement, dated July 16, 1996, provides for USMX's continued occupancy during ongoing reclamation activities.



The Illinois Creek Project

     History

         The Illinois Creek Project is a moderate grade, near surface gold-silver deposit. It consists of two State of Alaska Mining Leases, totaling 62,480 acres. The Illinois Creek Project is part of a large polymetallic district covering 400 square miles in the southern Kaiyuh Mountains. The area was first explored by Anaconda Minerals as part of a joint venture with CIRI in 1980. Subsequent to Anaconda Minerals' activities, the area was explored by Goldmor Group, Ltd., NPMC, and Echo Bay in association with NPMCUSMX commenced its exploration activities in August 1994. USMX has drilled 61 core holes and 89 reverse circulation holes, totaling approximately 32,000 feet. This drilling succeeded in increasing the minable reserve to about 442,000 contained equivalent ounces of gold and provided geotechnical information necessary for pit design and engineering.

         USMX made payments to NPMC totaling $100,000 in 1994 to evaluate the Illinois Creek property, which consists of the Illinois Creek Upland Mining Lease and the Round Top Upland Mining Lease. USMX subsequently entered into an agreement with NPMC effective December 16, 1994, which was amended on February 6, 1996 (the "NPMC Agreement") to acquire these leases. Pursuant to the NPMC Agreement, USMX agreed to make a $1,000,000 non-refundable payment to NPMC in cash or shares of USMX Common Stock. USMX elected to make the payment in Common Stock, and based upon the average market price of the Common Stock on Nasdaq as provided in the NPMC Agreement, USMX was required to issue to NPMC 449,754 Shares of Common Stock. USMX also agreed that, upon obtaining the necessary permits and if no material adverse economic change had occurred, USMX would make a production decision and issue to NPMC an additional $3,000,000 in cash or Common Stock. USMX received the key permits related to the Project in May 1996, and determined that no material adverse economic change had occurred with respect to the Project economics. USMX made a production decision and agreed to issue to NPMC an additional 1,090,909 shares of Common Stock. The calculation of the number of shares was based on the average market price of the Common Stock on Nasdaq as provided in the NPMC Agreement.

         Effective July 11, 1996, USMX issued the aggregate of 1,540,663 Common Stock to NPMC. As a result of this transaction, NPMC owns approximately 9.5% of USMX's issued and outstanding Common Stock. USMX also granted a security interest to NPMC in the property, which is subject to a subordination arrangement with Rothschild on the Project (see below). USMX had also agreed with NPMC to file a Registration Statement relating to the resale of these shares, which Registration Statement has been filed and declared effective by the SEC. USMX has agreed to use its best efforts to keep the Registration
Statement effective until NPMC has sold these shares or until June 1999, whichever occurs sooner.

         In addition to the Common Stock, NPMC has the right to enter into a mining venture agreement with USMX pursuant to which USMX would transfer to NPMC an undivided 25% interest in both Illinois Creek Mining leases, or to receive a 5% net return royalty. NPMC chose to receive a 5% net return royalty on production from the Illinois Creek Upland Mining Lease. No decision has been made regarding the property covered by the Round Top Upland Mining Lease, as USMX has not completed significant exploration work there.

         If USMX delineates the existence of additional ore reserves on the lease known as the Illinois Creek Upland Mining Lease, which increases the total proven ore reserves to at least 1,000,000 ounces of equivalent gold ore reserves beyond the mineralization stated in USMX's February 1996 feasibility report, then NPMC will have the right to elect to participate in subsequent mining operations with respect to those additional reserves for a 25% working interest by reimbursing USMX 120% of NPMC's 25% share of exploration, development and capital costs incurred by USMX subsequent to February 1996 which are directly related to delineation and/or production of the additional reserves.

         Pursuant to the NPMC Agreement, USMX has until December 16, 1997 to achieve ("Commercial Production") which is defined as the delivery to a bona fide purchaser of minerals produced for a minimum period of 45 consecutive days at not less than 70% of the pro forma production capacity as set forth in the Project feasibility report. This period may be extended at the option of USMX for two additional one-year periods upon payment by USMX of a $300,000 advance royalty, adjusted for inflation, for each one-year extension. The NPMC Agreement terminates on December 16, 1999 if USMX has not achieved commercial production by that date.

     Location, Access, Terrain and Climate

         The Illinois Creek Project site is located in the southern Kaiyuh Mountains in the western interior of Alaska. The project is located approximately 57 miles southwest of Galena and 23 miles east of the Yukon River. It is equidistant from Fairbanks and Anchorage which lie approximately 320 miles to the east and southeast of the Project respectively.

         Access to the site is by air. Equipment and supplies are transported to the site by land, sea and air. At the present time the most economical way to transport freight to the site is from Seattle, Washington to Anchorage, Alaska by barge. From Anchorage, it travels by truck or rail to Nenana. From Nenana, it is moved down river on barge to Galena. From Galena, it is transported by air to the site. The mine site is connected to the airstrip by a 6.5 mile road.

         The climate is sub-arctic and characterized by large, seasonal extremes in temperature and daylight. Average winter temperatures are -7(Degree) F to 20(Degree)F; mean summer temperatures range from 35(Degree)F to 67(Degree)F. Regional extremes are -63(Degree)F to 93(Degree)F. Precipitation averages 15 to 18 inches annually, including 81 inches of snow. Snow depth at the site ranges from 24 to 36 inches during a typical winter. Historically, August is the heaviest rainfall month with an average of 5.3 inches.

         Freeze-up of the Yukon River normally occurs in late October to early November and breakup normally occurs in early to mid May. Accordingly, the shipping schedule on the Yukon River is typically limited to a period between approximately May 25 and September 25.

     Proven and Probable Mineral Reserves

         The following table sets forth the proven and probable mineable gold ore reserves located on the Illinois Creek Project as of September 24, 1996. These reserves are based on a cutoff grade of 0.025 ounce of gold equivalent per ton of ore.

     Proven and probable mineable ore reserves are estimates of quantities and grades of ore which can be economically recovered based on assumptions of a $400 per ounce future gold price. These reserves have been prepared by USMX. The ore reserves presented in this report are estimates only and may require revisions based on actual production experience. Fluctuations in the market price of gold, as well as increased production costs or reduced recovery rates, may render reserves containing relatively lower grades of mineralization uneconomical to
recover   and   may   ultimately   result   in  a   restatement   of   reserves.



                                                                                                    Contained
                                          Contained Gold                        Gold Equivalent        Gold
       Ore Tons          Gold Grade          Ounces           Silver Grade          Grade         Equivalent Ounces
     -----------        -----------       --------------      ------------     -----------------  -----------------
    6,219,470(1)        .064 oz/ton          398,046          1.422 oz/ton     0.069 oz/ton(2)        429,143

(1)  In addition there are approximately 575,000 tons of material with grades between 0.015 oz/ton and the cut-off grade of 0.025 oz/ton which must be stripped and may be placed on the heap if economics warrant it.
(2)  Gold Equivalent grade is calculated using a gross recovery for silver of 25% and a gold to silver price ratio of 80.


     Metallurgy

         Metallurgical recovery from the run-of-mine ore is projected to be approximately 80% of contained gold and 25% of contained silver. Seasonal leaching of gold is currently planned, however, year round leaching may be conducted if operations prove this to be effective.

     Geology

         The deposit occurs as a large gossan zone striking east-northeast and dipping 40(Degree) to 70(Degree) to the southeast, hosted within a thick sequence of quartzites which are carbonate rich. The gossan has been intersected by drilling over a strike length of 12,000 feet and to a depth of greater than 1,500 feet. Oxidation of the mineralization is complete to a depth of at least 1,100 feet below the present surface. Economic gold-silver mineralization is present in portions of the gossan, and is associated with elevated levels of copper and/or lead, hydrothermal or remobilized silica, earthy hematite, and poorly defined structural features. Supergene enrichment of both gold and silver in near surface locations is also apparent.

     Plan of Operations

         USMX has constructed a 90-person camp northwest of an airstrip which is
6.5 miles by road from the mine site. Water for ore processing comes from a source located near the mid-point of the main access road from the airfield to the mine site and electrical power is generated using diesel powered generator sets. Waste heat from the generators will be used to heat the process building. In addition to the process facility, a rotary kiln, an assay laboratory, a truck maintenance shop and an administration building have been constructed. Communications are by satellite phone systems.

         The deposit has been developed as a conventional open-pit mine. USMX currently plans to conduct mining during May through October. Depending on weather conditions, USMX may attempt to extend this season. Trucks and front-end loaders will be used to mine, haul and deposit the ore in a valley fill lined
impoundment.        Heap        leaching        followed        by        carbon
adsorption/desorption/electrowinning will be used to extract the gold. The process system is designed to recover the annual scheduled amount of gold production in eight months. Lime is used to condition the ore and is produced on-site utilizing a local source of limestone. The burnt lime is calcined in a diesel-fired rotary kiln, which has been erected at the site. This locally produced lime is less expensive than purchasing and transporting calcined lime to the site.

         The mine operating schedule will be ten hours per shift, two shifts per day, six days per week. Present plans provide for three crews which will rotate on a four-week on, two-week off schedule. USMX expects to employ approximately 54 people at Illinois Creek, with a like number of personnel to be employed by the mine contractor.

         Construction of mine facilities began in March 1996 and was projected to be completed in September 1996. The approved capital expenditures for the development of Illinois Creek was $22 million. However, the project incurred cost overruns in several areas and experienced delays due to unexpected inclement weather. As a result, construction is now expected to be completed in May 1997 and the total pre-production capital costs are currently estimated at about $43.9 million, including approximately $7.6 million in working capital. This does not include property acquisition costs of $4 million paid to NPMC as outlined above. As of December 31, 1996, USMX's investment in Illinois Creek was approximately $33.7 million including $4.0 million of property acquisition costs.

     Project Financing

         Effective July 11, 1996, USMX entered into the Rothschild Credit Agreements for a $22,000,000 facility to finance the development and construction costs of the Project. USMX transferred its interest in the Project to its wholly-owned subsidiary, USMX of Alaska, Inc. ("AK") which is the borrower of $19.5 million of the $22 million facility. Under certain circumstances, the loan to AK may be in the form of a gold loan, in which event the maximum credit amount would be the number of ounces of gold equal to $19,500,000 divided by the price of gold in London. However, USMX has agreed with NPMC that it will not convert the loan to a gold loan until such time as the Project has achieved Commercial Production as defined in the NPMC Agreement.

         All Proceeds related to the Project are to be deposited in an account dedicated to the Project operations (the "Proceeds Account"). In addition, AK is required to maintain a minimum balance in the Proceeds Account equal to the sum of (i) the greater of $1,500,000 or a formula amount based on the present value of future net cash flow from the Project, (ii) the lesser of $250,000 or interest payable to Rothschild for the following three months, and (iv) any other payments due to Rothschild for the following three months.

         AK is not permitted to make withdrawals from the Proceeds Account for non-Project purposes or to pay dividends until ("Completion") has occurred. The requirements for Completion include the construction of the Project facilities, which facilities and the equipment thereon must be mechanically complete and electrically operable ("Mechanical Completion"), the achievement of production in amounts and grades, costs and reserves similar to the development plan, and the absence of any default in the Credit Agreements. The note evidencing the $19.5 million obligation bears interest, payable quarterly, at 2.25% above LIBOR until Completion and 1.879% thereafter for the remainder of the approximate four-year term of the loan. Principal payments will be made in seven amortized installments on September 30 and December 31, of each year. AK paid an establishment fee of $292,500 to Rothschild for the facility.

         The balance of the facility is represented by a $2.5 million note made by USMX which originally provided for conversion into Common Shares at the conversion price of $3.40 per share at the option of Rothschild at any time during the approximate four-year term of the note. USMX may also require conversion if the note is not in default and the daily closing price of the USMX Common Stock on Nasdaq exceeds $4.75 for 30 consecutive trading days. As a result of an amendment October 1996, the conversion price has been reduced to $1.74. USMX has also agreed to register the USMX Common Stock for resale under certain circumstances. The $2.5 million loan bears interest at 2% above LIBOR, payable no less frequently than semi-annually.

         As of December 31, 1996, substantially all of the $22 million facility had been drawn down. In accordance with the requirements of the related Credit Agreements, USMX deposited the entire proceeds of the $2.5 million loan into the Proceeds Account and such proceeds are not available for general corporate purposes. Payments may be made to USMX from the Proceeds Account in an amount sufficient for USMX to make interest payments. AK will not be permitted to repay the $2.5 million to USMX or other advances by USMX in the approximate amount of $3.4 million unless certain conditions are satisfied, principally related to repayment of the notes to Rothschild and satisfactory operation of the Project. USMX has pledged to Rothschild its shares in AK as well as its notes from AK for advances made by USMX. Rothschild and Dakota have agreed to terminate the $2.5 million note for payment of $1.5 million and transfer of the balance due to the $19.5 million note. See "Dakota Line of Credit" and "Intercreditor Agreement."

         USMX is also a guarantor of the $19.5 million loan to AK until Completion. In addition, USMX will be a continuing guarantor of AK's covenant to comply with environmental laws.

         AK must deliver to Rothschild, among other things, financial information, reserve, hedging and operating reports, and must use all commercially reasonable efforts to maintain, develop and operate the Project in accordance with the present development plan and prudent mining industry practices. AK must comply with applicable laws and maintain its property rights in the Project, including payment of royalties which may become due to NPMC. In addition, except for limited circumstances, without Rothschild's consent, AK may not incur any additional indebtedness, permit any liens on the Project, assume or guarantee indebtedness of others, invest in others, merge or change its capital structure, sell the assets of the Project, or permit Project reserves or future net cash flows to decline materially from the present development plan. AK must also achieve Mechanical Completion by July 31, 1997, and Completion by November 30, 1997.

         USMX has also agreed with Rothschild that, so long as the $2.5 million note made by USMX is unpaid, or any other obligation of USMX remains unsatisfied, including USMX's guarantee of the loan to AK, USMX will, among other things, comply with all applicable laws, provide Rothschild with financial reports and continue to engage principally in the mining business. In addition, except for limited circumstances, without Rothschild's consent, USMX may not incur indebtedness (other than indebtedness after Completion to develop mining properties where the sole recourse of the lender is the mining property being developed), permit any liens on the Project, assume or guarantee indebtedness of others, invest in others, merge (unless after Completion and USMX is the survivor of the Merger) or change its capital structure, pay any dividends or sell the assets of the Project.

         USMX has also agreed with Rothschild that it shall not permit its (a) current ratio to be less than 2.0 to 1.0; (b) consolidated tangible shareholders' equity to be less than $17,500,000; and (c) total consolidated liabilities to exceed 175% of its consolidated tangible shareholders' equity, and that it would deposit $1,500,000 in the Proceeds Account by September 30, 1996, which it was unable to do. In October 1996 Rothschild agreed with USMX to waive these conditions and to not take any actions until December 31, 1996, conditioned upon USMX's agreements to, among other things, file a prospectus for a public offering by November 1, 1996 with appropriate securities regulatory authorities and complete the offering by December 31, 1996, adjust the price at which Rothschild may elect to convert the $2.5 million loan into USMX's Common Stock to the offering price in the public offering (or in a private placement) are sold or if no sale, at the average trading price of the Common Stock for the last ten trading days of 1996 and to pay to Rothschild a fee of $100,000 which fee is payable upon the first to occur of (i) a date upon which such payment can be made without materially reducing the working capital reasonably required by USMX for continued operations or (ii) April 15, 1997.

         Although USMX did file a prospectus for a public offering by November 1, 1996, it determined to proceed with the Merger instead of a public offering. USMX has entered into a loan agreement with Dakota, and Rothschild and Dakota have entered into an agreement which provides for, among other things, forbearance by Rothschild under certain circumstances of the exercise of Rothschild's rights under the Rothschild Credit Agreements with USMX. See "Dakota Line of Credit" and "Intercreditor Agreement."



     Dakota Line of Credit

         As part of the Merger transactions, Dakota and USMX agreed that Dakota will provide a $5 million line of credit to USMX to provide interim working capital to sustain USMX's operations, principally the construction and development of the Illinois Creek Mine, until the Merger is consummated. The line of credit bears interest at the rate of one per cent above a quoted floating prime rate and is due August 31, 1997 or earlier if the Merger Agreement is terminated before such date. The proceeds will be used to pay certain ongoing operating expenses of USMX, primarily in connection with start-up activities associated with the Illinois Creek Mine and to partially pay trade creditors of USMX and its subsidiaries in accordance with a plan approved by Rothschild and Dakota. The $5,000,000 Loan Agreement contains representations, warranties, covenants and negative covenants typical in short-term financing transactions.

         The line of credit is evidenced by two promissory notes with similar terms but different amounts and different security. The $2 million promissory note ("Note 1") is secured by a second priority position in all of the capital stock of AK owned by USMX. AK holds title to the Illinois Creek Mine. The second promissory note for $3 million ("Note 2") is secured by a first position on all of the capital stock of MXUS S.A. de C.V., USMX's Mexican Subsidiary, and a first position on USMX's interest in the Thunder Mountain property in Idaho. USMX and Dakota agreed to grant Rothschild a second priority security position in the security for Note 2.

         Funding for the $5 million line of credit was provided from a portion of the proceeds of a Special Warrant offering made by Dakota in February 1997. See Item 7.

     Intercreditor Agreements

         In connection with the extension of the $5 million line of credit by Dakota to USMX and consummation of the Merger, the consent of Rothschild was required. Further, Dakota, as the potential owner of USMX, desired certain changes to the Rothschild loan facility in order to avoid immediate defaults under such facility after closing of the Merger. Accordingly, the parties negotiated an Intercreditor Agreement which provides, among other things, as follows:

   (a) The consent of Rothschild to the Merger and the extension of the $5 million line of credit from Dakota to USMX on the terms described above.

   (b) Rothschild's agreement to share, pari passu with Dakota, in any proceeds from foreclosure on the capital stock of AK in the ratio of the amount outstanding under Note 1 to $22 million, but with Rothschild retaining the right to deal with such security.

   (c) Dakota's agreement to fund at least $2 million of its line of credit for costs and expenses at the Illinois Creek Mine according to a plan prepared by USMX and approved by Rothschild and Dakota.

   (d) The agreement of Dakota to guarantee USMX's obligations under the Rothschild Credit Agreements until "commercial completion" of the Illinois Creek Mine.

   (e) The agreement of Rothschild to forebear from exercising its rights to declare and enforce defaults (except payment or bankruptcy defaults) of USMX or AK under the Rothschild Credit Agreements until the earliest of consummation of the Merger, termination of the $5 million line of credit or June 30, 1997.

   (f) For amendment of certain terms and covenants in the Rothschild Credit Agreements, to be effective upon closing of the Merger, which include revisions to the definition of "commercial completion," and amendments to certain financial covenants.

   (g) Dakota's and Rothschild's rights to share in the collateral terminate if the Merger is consummated or the $5 million line of credit is extinguished.

   (h) At the closing of the Merger, a $2.5 million convertible loan to USMX under the Rothschild Credit Agreements will be extinguished by payment of $1.5 million by Dakota and adding the balance to the outstanding amounts under the project financing portion of the such Agreements. In addition, certain fees payable by USMX to Rothschild in the amount of $100,000 will become due and payable at the closing of the merger.

   (i) Rothschild, Dakota and Gerald Metals, Inc. ("Gerald") have also entered into an Intercreditor agreement in connection with the foregoing transactions and the extension by Gerald of additional working capital credit to Dakota. This Intercreditor agreement provides that Rothschild shall enjoy a first priority position on assets owned by the USMX Group and Gerald will hold a first priority position on all Dakota assets except the USMX Group assets, following the Merger. Gerald has received a collateral assignment of Dakota's rights in Note 2 to secure its extension of additional credit under its working capital facility to Dakota.




The Thunder Mountain Project

     Introduction

         USMX is exploring the merits of conducting gold and silver mining activities at the Dewey Mine in the Thunder Mountain Mining District in eastern Valley County, Idaho, approximately 100 miles northeast of Boise, Idaho. The proposed Dewey mining operations are part of the Thunder Mountain Project and consist of the development of a gold and silver ore deposit located on patented mining claims administered by the Idaho Department of Lands. In January 1996, USMX submitted a Notice of Intent to Operate ("NOI") with the Idaho Department of Lands. Following review by an Idaho Joint Review Process Committee consisting of state and federal agencies, it was determined by the U.S. Forest Service, the lead federal agency, that an Environmental Impact Statement would be required for the project. In June 1996, an Initial Plan of Operations was published to initiate the process under the National Environmental Protection Act. Preparation of a feasibility study is expected to be ongoing throughout 1997 to refine the project design and economics.

     History

         Gold was discovered in the Thunder Mountain area in 1894 at the site of what is now known as the Dewey Mine. During the period from the initial discovery until 1942, various operators reportedly produced approximately 31,000 ounces of gold and 16,000 ounces of silver from both underground lode and surface placer workings. Renewed interest in the district began in earnest during the early 1970's due to rising gold prices. After exploration by several major mining companies, a portion of the property, the Sunnyside Mine area, was placed into production by Coeur d'Alene Mines Corporation ("Coeur d'Alene") as an open pit, heap leach operation in 1986. Between 1986 and 1990, Coeur d'Alene reportedly produced 120,000 ounces of gold and 240,000 ounces of silver from the combined Sunnyside, Goldbug and Lightning Peak pits. After reclaiming the property, Coeur d'Alene terminated its leases with Thunder Mountain Gold, Inc. in December 1990. At the adjacent Dewey Mine, the Dewey Mining Company constructed a 450 ton per day mill and the property was operated as an open pit mine ("Golden Reef Joint Venture") during 1981. In the mid 1980's, the Dewey Mine became the subject of litigation which was resolved in favor of the Dewey Mining Company late in 1991.

         Effective July 9, 1993, USMX entered into an Exploration and Option to Purchase Agreement ("Thunder Mountain Agreement") with Dewey Mining Company, Thunder Mountain Gold, Inc. and two individuals (the foregoing companies and individuals described below collectively as "Owners"). The Owners control approximately 5,500 acres in the Thunder Mountain Mining District consisting of both patented and unpatented mining claims. Pursuant to the terms of the Thunder Mountain Agreement, USMX was granted the sole and exclusive right to explore for and develop minerals on the property in exchange for advance royalty payments totaling $100,000. In addition, USMX committed to spend, and did spend, a minimum of $500,000 evaluating the property prior to April 1, 1995.

         The Thunder Mountain Agreement requires that, before USMX can put the property into commercial production, it must prepare and deliver to the owners a feasibility study regarding the project. USMX has extended the term of the agreement through April 30, 1997. However, the Thunder Mountain Agreement further provides USMX with the option for a final extension until April 30, 1998, in exchange for an additional advance royalty payment of $250,000. The advance royalty payments made may be recovered by USMX for seven years after payment should the Owners elect to receive royalties under options (a) or (c) below. The Thunder Mountain Agreement terminates if USMX fails to deliver a feasibility study to the Owners by the end of the last year's extension under the Agreement or if USMX exercises its right to terminate the Thunder Mountain Agreement at any time.

         Within 90 days after USMX provides the Owners with a feasibility study, the Owners may elect to (a) participate in subsequent efforts to the extent of a 30% working interest, plus receive a 1.5% royalty, or (b) receive a 30% net profits interest, or (c) receive a 5% net return royalty from production. If the Owners elect to receive a 5% net return royalty, USMX will be obligated to make advance royalty payments of: (1) $200,000 within thirty days after commencement of Commercial Production (as defined in the Thunder Mountain Agreement), and (2) $250,000 each year thereafter. If the Owners fail to notify USMX of their election prior to the end of the 90 day election period they will be deemed to have made an election to receive a 5% net return royalty.

         The Thunder Mountain Agreement provides that once the Owners have made their election, USMX shall have one year within which to achieve Commercial Production. If USMX fails to achieve Commercial Production within one year, USMX must either reconvey the property to the Owners or extend by one year the time period within which Commercial Production must commence by paying an advance royalty of $200,000 to the Owners. If Commercial Production has not begun by the end of the extension period, USMX may obtain a final extension of one year within which to achieve Commercial Production by paying the Owners an additional advance royalty of $250,000.

         In addition to the advance royalty payments and the work commitments outlined above, USMX is obligated to pay all fees necessary to maintain the unpatented mining claims through August 31 of the calendar year in which the extension year expires.

         The area of USMX's primary activity lies approximately 4,000 feet west of the Sunnyside deposit previously mined by Coeur d'Alene. The results of USMX's drilling in 1993 were favorable, including a number of intersections that exceed 100 feet in thickness and average in excess of 0.10 ounces of gold per ton. USMX was also successful in extending the deposit along strike into an area that was not previously drilled. During 1994, USMX drilled a total of 104 exploration and development holes on the property, helping to define the margins and high grade core of the Dewey deposit. As of December 31, 1996, USMX has expended a total of $3.7 million on the property.

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

         Local elevations range from approximately 7,300 to 9,000 feet. The District forms an enclave of patented and federal lands within the Frank Church Wilderness Area administered by the Krassel District of the Payette National Forest.

         Due to the location of the property, and based on the experience of operations previously conducted at the Dewey Mine and at nearby existing operations, future mining operations of USMX would be seasonal, except that processing can be conducted year around.

     Plan of Operations

         The Dewey Mine deposit is a bulk tonnage, heap-leachable ore body located on patented lode mining claims in the central portion of the Thunder Mountain Mining District. It is presently anticipated that conventional open pit/heap leach techniques will be used with the fluid management system to be designed as a zero discharge system. Due to the remote location of the deposit USMX would be required to generate its own electrical power.

         USMX may use a contract miner to develop and operate the open pit mine. If the Merger is consummated, some aspects of the Thunder Mountain operations may be combined with Dakota's nearby Stibnite operations for improved efficiency.

     Geology

         The Thunder Mountain Mining District is localized in the central portion of a caldera complex underlain by Challis volcanics as well as graben-fill, pyroclastic-derived sediments. The Dewey Mine ore deposit is hosted by pyroclastic sediments, while the Sunnyside, Goldbug and Lightning Peak deposits previously mined by Coeur d'Alene were hosted by the volcanics. Known concentrations of economic gold mineralization are controlled by a combination of structure and stratigraphy.

     Permitting

         During 1995 and 1996, geotechnical and baseline environmental work was conducted and USMX re-evaluated the project using the heap leach process for the recovery of gold. On January 31, 1996, USMX submitted a Notice of Intent to Operate ("NOI") with the Idaho Department of Lands ("IDL") and U.S. Forest Service-Payette National Forest ("PNF").

         Permits, plans and approvals from federal, state and local agencies are to be obtained utilizing the Idaho Joint Review Program, details of which are published in a February 1996 State of Idaho publication titled "Joint Review Program". This program was initiated on January 31, 1996 with the publication of the NOI which was forwarded to the IDL. A joint review of the NOI by the IDL and the PNF determined that a Federal Environmental Impact Statement and Record of Decision would be required for the Project prior to initiation of development. A third-party consultant, Science Applications International Corporation, was selected by the agencies to develop the EIS.

         Subsequently, meetings were organized by the IDL and the PNF in which permit requirements, baseline data requirements and design standards were discussed on air, climate, soils and subsoils, geology, engineering for the waste rock facility, roads and heap leach facility. Baseline data requirements were completed in the summer of 1996. Since permitting has only recently commenced, it is difficult to predict when necessary permits might be received.

     Feasibility Study

         Substantially all the field work for the feasibility study has been completed and it is USMX's intention to complete an internal feasibility study. Most of USMX's resources are being directed to the Illinois Creek Project consequently, work on the feasibility study and permitting at Thunder Mountain may be delayed.


Montana Tunnels

         The Montana Tunnels property is located in the Colorado Mining District, Jefferson County, Montana, 22 miles south of Helena. Montana Tunnels consists of approximately 9,300 acres of patented ground plus about 1,000 acres of other mineral rights. This property was developed and is operated by Pegasus Gold. Mine and mill construction commenced in March 1986, milling operations began in March 1987, and full operating status was achieved by Pegasus Gold in October 1987.

         The Montana Tunnels Mine involves open pit mining operations and conventional milling technology. The Montana Tunnels ore is processed through a circuit which incorporates crushing, grinding, and selective flotation to produce lead and zinc concentrates, and a gravity circuit for recovery of free gold. The majority of gold and silver value is associated with the base metal concentrates. As of December 31, 1996, Pegasus Gold estimated that the Montana Tunnels Mine has proven and probable ore reserves of approximately 17,095,000 tons.

         Pending completion of the sales transaction described below, USMX owns a net profits interest in the Montana Tunnels Mine. USMX is entitled to the greater of a five percent net profits royalty interest or minimum advance royalties of $60,000 per month until certain construction, land acquisition and associated financing and other costs have been recovered by Pegasus Gold ("Payback"), and a 50 percent net profits royalty interest thereafter. Payback is defined in the agreement with Pegasus Gold to occur when 90 percent of net profits equals the sum of $250,000, plus the project costs incurred subsequent to January 1, 1986, plus interest costs imputed on these costs until September 30, 1987, the date of full operation status. Net profits, as defined, include deduction from revenues of such costs as direct operating and administration expenses, allowable new capital expenditures, property payments, management fees, interest on debt and equity financing, repayment of gold loans, repayment of certain debt obligations, and taxes other than income taxes. Payback has not been achieved, and it is unclear whether Payback will ever be achieved. Since inception of the contract USMX has only received the minimum advance royalties.

         In order to obtain additional funding for its operations and to partially fund the cost overruns experienced at the Illinois Creek Project, USMX borrowed $2.5 million from Pegasus Gold in May 1996. The obligation is secured by USMX's royalty interest in the Montana Tunnels Property. In June 1996 USMX and Pegasus Gold agreed to the sale of USMX's interest in the Montana Tunnels Property to Pegasus Gold for $4.5 million, subject to the approval by USMX's stockholders. Pending completion of the transaction, Pegasus Gold provided USMX an additional $2 million which was deemed an amendment to the terms of the outstanding $2,500,000 loan (the "Loan"). The $60,000 per month minimum advance royalty has been applied as payment of the principal and accrued interest on the Loan.

         In March 1997, Pegasus Gold and USMX entered into a formal Purchase and Sale Agreement (the "Montana Tunnels Royalty Agreement"). A closing is to be held within five days after USMX stockholder approval. The USMX stockholders are scheduled to consider this proposal at the annual stockholder meeting. At closing of the transaction, all rights related to the Montana Tunnels Royalty Agreement will be conveyed to Pegasus Gold in satisfaction of all unpaid principal and interest on the Loan, and the security interests granted by USMX to Pegasus Gold and the net profits royalty interest will be deemed to be terminated. At the closing, USMX will deliver all of its right, title and interest in and to the royalty interest and Pegasus Gold will deliver an acknowledgment of repayment of the Loan.

         In determining to sell the net profits royalty interest, the USMX Board of Directors evaluated the history of payment of the minimum advance royalties, terms of current and future smelter contracts, estimated variables in metal prices, site visits conducted by employees of USMX and USMX's outside consultant and interviews with key staff members of the Montana Tunnels Mine and employees of Pegasus Gold. Based on the scheduled production termination at the Montana Tunnels Mine in the year 2000, it was determined that the net present value of the minimum advance royalties was $2.7 million. The USMX Board concluded that the purchase price was reasonable in view of its determination that it was unlikely that USMX would receive royalty payments substantially greater than the purchase price.


Exploration

         Due to continued threat of adverse amendment to or replacement of the U.S. mining laws as well as to other existing regulations, USMX continued to direct its exploration activity to the evaluation of private lands in the United States, and opportunities in Latin America. Exploration for minerals, particularly for gold, is highly speculative in nature, involves many risks and frequently is non-productive. There can be no assurance that USMX's mineral exploration efforts will be successful. Once mineralization is discovered, it usually takes a number of years from the initial phases of exploration until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metal from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that USMX's exploration programs will result in the expansion or replacement of existing reserves.

     Ophir

         This property is located in western Alaska, approximately 250 miles northwest of Anchorage. In July 1996 USMX was granted the right to explore approximately 13,000 acres in the Ophir Mining District pursuant to an Exclusive Mineral Exploration Permit with the State of Alaska Mental Health Trust Unit, a division of the Alaska Department of Natural Resources. Access to the property is by charter air service from Anchorage to public or private airstrips, then over state maintained roads to the property. Alternative transport is by barge up the Kuskokwim River to Sterling Landing, the eastern terminus of the current road system.

         Placer gold production from the District has been significant and is estimated at greater than 600,000 troy ounces, including over 200,000 troy ounces from streams proximal to the property. Placer gold production is continuing from five drainages in the District.

         In the District, Cretaceous graywackes and mudstones have been intruded by late Cretaceous to early Tertiary gold-mineralized granite porphyry sills, dikes, and small stocks. These intrusive rocks and/or their alteration zones are the source of gold in the placer deposits. The exploration objective will be to define ore in bedrock with sufficient size potential and gold grade to justify development.

         During August 1996, USMX conducted preliminary geological mapping, geochemical sampling and geophysics, with additional exploration activities planned for 1997. USMX's investment in this property was approximately $99,800 at December 31, 1996.

     Cala Abajo, Puerto Rico

         During 1992, 1993 and 1994, USMX acquired an equity interest currently totaling approximately 80% of the outstanding common stock of Southern Gold Resources (USA), Inc. ("Southern Gold"), a Colorado corporation. On October 5, 1992, Southern Gold was granted an exclusive exploration permit by the Puerto Rican government covering 2,170 acres that include the Cala Abajo copper/gold deposit in western-central Puerto Rico. The prospecting permit may be extended year to year for a maximum 10 year period and gives Southern Gold the exclusive right to conduct exploration and environmental studies and to negotiate a mining lease covering the permit area. In September 1996 the permit was extended by the Puerto Rican government through September 1997. Through 1995, USMX incurred approximately $1.0 million in drilling, metallurgical test work, engineering and base line environmental studies.

         In 1995, the Commonwealth of Puerto Rico amended its mining law to prohibit open pit mining of metal deposits on the island. The effect of the mining law, as currently amended, was to render Southern Gold's plan for development of the Cala Abajo deposit uneconomic. Accordingly, USMX's investment was written off in 1995. Southern Gold has notified the Puerto Rican government of its belief that the government's action was unjustified and harmful to Southern Gold. Southern Gold is considering whether any other action is warranted.

     Other United States Mineral Properties

         USMX has additional mineral properties, located in Utah, Montana, Wyoming, Alaska and Nevada in the United States. These additional properties are currently being explored solely by USMX.

                                                                                            Investment as of
Property                                 State                  Status                      December 31, 1996
--------                                 -----                  ------                      -----------------

Mineral Mountain                         Utah                   Has small resource                $13,000

Baggs Creek/Hidden Hand                  Montana                Has small resource                   0

Round Top                                Alaska                 Part of Illinois Creek             45,000

Jack Springs                             Nevada                 Has small resource                  -0-




Mexico

         USMX is currently investigating several opportunities located primarily in the northern Mexican states of Sonora, Chihuahua and Coahuila. The more significant projects USMX is currently evaluating are described below.

     Amargosa.

         This property is located approximately 95 kilometers southeast of Juarez in the state of Chihuahua. The property is accessible from Juarez on Highway 2, southeast for 90 kilometres to El Porvenir, then via poorly
maintained   dirt  roads  to  the  project.   USMX   controls  by   denouncement
approximately 15,100 acres. USMX must meet certain minimum work requirements arising from Mexican mining law to maintain its rights to the properties. In addition, if the properties are placed into production, USMX will be obligated to pay a net smelter return royalty of 2.75% on production from most of the properties.

         A significant amount of exploration was conducted on the Amargosa polymetallic massive sulfide targets in 1994. Results of this drilling at Amargosa were geologically interesting; however, continuity of mineralization between holes was not demonstrated.

         A strong magnetic anomaly has been partially defined at the edge of a ground geophysical survey, caused by a pyrrohite body. Massive sulfide mineralization is associated with and adjacent to the anomaly. Although this property continues to hold a great deal of geologic interest, no economic mineralization has yet been identified. Accordingly, management recorded an impairment loss of $1.0 million in 1995 and USMX's carrying value in this property was reduced to zero in 1996.

     Boludo Goldfields.

         Early in 1994, USMX acquired by lease and purchase option approximately 5,400 acres in the Boludo Goldfields placer district located approximately 121 kilometres southwest of Nogales in northwest Sonora. Access to the property is via paved highway and well maintained dirt road. During 1994, 328 backhoe pits were dug at Boludo by USMX to test for placer gold. In addition, several drill holes were put down in the hard rock targets. This drilling failed to identify significant mineralization. In 1995, USMX entered into an agreement with Resource Trend Pty Ltd, an Australian mining company, which firm has informed
USMX that it intends to commence production in 1997. USMX retains a royalty interest on future production from the property. USMX's investment in this project was approximately $487,000 as of December 31, 1996.

     Noche Buena.

         The Noche Buena Project was acquired by USMX in 1992. USMX controls by denouncement of concessions, approximately 18,800 acres, subject to Mexican mineral property taxes and work obligations.

         The property is located in northwestern Sonora approximately 45 kilometres northwest of the city of Caborca in the state of Sonora. Access from Caborca is via Highway 2 north for 60 kilometres then west via dirt roads for approximately 10 kilometres.

         USMX conducted exploration on the concessions in 1993 and 1994 outlining a drill indicated gold resource of 70,000 ounces, which is open in all directions. The project was joint ventured to Minera Kennecott, the Mexican entity of RTZ-CRA, on July 15, 1995, under terms whereby Kennecott can earn majority interest in the project by paying USMX $850,000, spending $2,500,000 over a period of five years and delivering to USMX a feasibility study. Upon delivery of a feasibility study USMX has the option to participate in the joint venture at 35% or elect a 4 to 4.5% net smelter royalty depending on gold price.

         Kennecott has expanded on the drilling conducted by USMX as well as completed geochemical and geophysical surveys over the property. Based on the encouraging results of this work, it is expected that Kennecott will conduct additional drilling on this property in 1997. As of December 31, 1996, USMX's investment in Noche Buena was approximately $257,000.

     Samalayuca.

         Samalayuca is located approximately 40 kilometres south of Juarez in the state of Chihuahua, and is accessed via Highway 45 to the town of Samalayuca then via dirt roads west a few kilometres to the property. USMX controls by lease agreement and denouncement approximately 19,000 acres. The lease, executed on August 12, 1992, provides for a twenty year term. If the exploration work is successful, the owners will be paid a 3% net smelter return royalty on base metals and a 4% net smelter return royalty on precious metals produced and sold from the property. USMX or its joint venture partner must make annual advance royalties of $25,000 and must meet certain minimum work requirements.

         The property is a sediment hosted, stratabound copper/silver property with primary chalcocite mineralization. In the past (pre 1975), local miners shipped copper bearing quartzite to the El Paso smelter as flux. These miners were paid for the copper content of this material which ranged from one to three percent. Previous mining ceased when copper prices fell in the mid 1970's.

         USMX has conducted short hole air track drilling as well as limited rotary and core drilling since acquisition of the property. Results of this work have been inconclusive due to structural complexity and associated oxidation and the depletion of copper values in the near surface environment.

         During 1995, the property was joint ventured with a subsidiary of Phelps Dodge Corporation. Phelps Dodge has conducted geophysical surveys over the property and has recently completed a first phase drilling program. As of December 31, 1996, USMX had invested a total of $508,000 in the property.

     Sierra Mojada.

         This property is located approximately 200 kilometres north of Torreon in the state of Coahuila. Access is via improved dirt road north from Torreon or by railroad from Monclova. USMX controls by denouncement approximately 15,900 acres in the district.

         Production from the district in the past has been significant, consisting of copper, zinc, lead and silver. The district was discovered in 1878 with most of the past production occurring between 1890 and 1945.

         On July 26, 1996 USMX entered into a joint venture agreement with Metalline Mining Company to further explore and develop the property. USMX may elect to participate for a 35% working interest or receive a net smelter royalty after earn-in by Metalline.
USMX's investment in this project was approximately $34,000 as of December 31, 1996.

     Other Mexican Mineral Properties.


         USMX has additional mineral properties in Mexico as follows.

                                                                                                 Investment as of
      Property                                            State                 Status           December 31, 1996
      --------                                            -----                 ------           -----------------

      Altar, Los Apaches                                 Sonora              Joint Venture              $240,000
      El Ocuca, Las Rastras                              Sonora              Joint Venture              $146,000
      San Miguel                                         Sonora           Available for Lease           $ 36,000




     Ecuador

         In 1995, USMX acquired all of the outstanding capital stock of Mega Minerals S.A., an Ecuadorian company. The assets of the Ecuadorian company at the time of acquisition consisted of title to eight exploration concessions comprising approximately 80,600 acres and the right to acquire title to four additional exploration concessions comprising approximately 5,900 acres. The twelve concessions are located in the Nambija-Zamora gold belt of southern Ecuador. Initial exploration on these concessions has yielded encouraging results. Follow-up geological mapping and geochemical sampling of stream sediments anomalous in base and precious metals have identified a two kilometer by three kilometer zone of skarn type alteration with associated base metals and gold mineralization. An exploration program is being planned to further evaluate the discovery. USMX is seeking to interest other mining companies in participating in a joint venture. USMX's expenditures in Ecuador through December 31, 1996 totaled $335,000.


RISK FACTORS

         In evaluating USMX the following factors among others which relate to both USMX and Dakota should be considered because of the pending Merger. Dakota is engaged in the business of investing in and operating precious metals mining projects, producing gold and silver and exploring for, acquiring and developing precious metals properties throughout the world. Dakota currently has 100% interest in Gilt Edge Mine located near Deadwood, South Dakota, a 40% interest in Golden Reward Mine located near Lead, South Dakota and a 100% interest in Stibnite Mine located in Valley County Idaho. Information related to Dakota's risks was provided to USMX by Dakota and was included in a preliminary draft joint proxy statement filed with the Securities and Exchange Commission by USMX and Dakota on March 17, 1997.

         The following cautionary statements are made pursuant to the United States Private Securities Litigation Reform Act of 1995 in order for USMX to avail itself of the "safe harbor" provisions of the Act. The discussions and information in this report may contain both historical and forward-looking statements. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of Dakota or USMX, please be advised that Dakota's and USMX's actual financial conditions, operating results and business performance may differ materially from that projected or estimated in forward-looking statements. USMX has attempted to identify, in context, certain of the factors that it currently believes may cause actual future results to differ from its current expectations. The differences may be caused by a variety of factors, including but not limited to fluctuations in the price of gold, adverse economic conditions, adverse government regulation, both foreign and domestic, inadequate capital, unexpected costs, the imposition of new, or the increase of existing, tariffs, lower revenues and net income than forecasted, higher than anticipated labor costs, the possible acquisition of new businesses that do not perform as anticipated, the possible fluctuation and volatility of operating results and financial condition, inability to carry out exploration and production plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report or in other reports issued by Dakota or USMX. USMX cautions the reader that this list of factors may not be exhaustive.


General Risks Related to the Mining Industry

         Nature of Mineral Exploration and Production

         Exploration for and, if warranted, production of minerals is highly speculative and involves greater risks than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. Moreover, short-term factors relating to the ore reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may impair the profitability of a mine in any particular accounting period. Mining operations are also subject to a number of other hazards and risks such as encountering unusual or unexpected formations, environmental pollution, industrial accidents, rock movements and flooding, many of which cannot be insured against.

         Project Development Risks

         USMX and Dakota from time to time engage in the development of new ore bodies. The ability of USMX and Dakota to sustain or increase the present level of gold production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of any such development project, and all such projects collectively, is based on, among other things, estimates of reserves, metallurgical recoveries, capital and operating costs of such projects and future gold prices. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

         Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based on the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns initially estimated.

         Exploration

         Mineral exploration, particularly for gold, is highly speculative in nature, involves many risks and frequently is unsuccessful. While USMX and Dakota are seeking to expand reserves through exploration of North and South America, there can be no assurance that exploration efforts will result in the discovery of gold mineralization. If reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the exploration programs will result in developing or increasing reserves.

         Competition and Scarcity of Mineral Lands

         Although many companies and individuals are engaged in the mining business, including large established mining companies, there is a limited supply of desirable mineral lands available for claim staking, lease or other acquisition in the United States and other areas where USMX and Dakota contemplate conducting exploration and/or production activities. USMX and Dakota may be at a competitive disadvantage in acquiring suitable mining properties as they must compete with other individuals and companies, many of which have greater financial resources and larger technical staffs than USMX or Dakota. As a result there can be no assurance USMX or Dakota will be able to acquire attractive properties.

         Government Regulation

         USMX's and Dakota's mining operations are subject to various laws and regulations concerning prospecting, developing, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, environmental protection, mine safety and other matters. USMX and Dakota seek to make good faith efforts to comply with all applicable laws and regulations. Instances of non-compliance or new laws or regulations governing operations and activities of mining companies, however, could have a material adverse impact on the business of USMX and Dakota.

         Environmental Matters

         Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to USMX's or Dakota's ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to companies within the industry. To the extent USMX and/or Dakota is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the companies and could have a material adverse effect on the companies.

         In the context of environmental compliance and permitting, including the approval of reclamation plans, USMX and Dakota must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted, constructed and operated and how stringently the regulations are implemented by the applicable regulatory authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that a company would not proceed with the development of a project or the operation or further development of a mine. Laws, regulations and regulatory policies involving the protection and remediation of the environment are constantly changing at all levels of government and are generally becoming more restrictive and the costs imposed on the development and operation of mineral properties are increasing as a result of such changes. USMX and Dakota have made, and expect to make in the future, significant expenditures to comply with such laws and regulations.

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

         Mining companies in the United States are also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on USMX and Dakota of these revisions is not clear at this time. Environmental laws and regulations enacted and adopted in the future may have a significant impact upon Dakota's and USMX's future operations. USMX and Dakota cannot now accurately predict or estimate the impact of any such future laws or regulations on its operations.

         Mining Risks and Insurance

         The business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, the encounter of unusual or unexpected geological conditions, slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. USMX and Dakota maintain insurance against risks that are typical in the gold mining industry and in amounts that USMX and Dakota believe to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. Insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to USMX, Dakota or to other companies within the industry.

         Proposed Changes in Mining Laws

         Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended, to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of the end of 1996, no such bills had been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new federal reclamation, environmental control and other restoration requirements. Recently, the Secretary of the Interior directed the Bureau of Land Management to form a task force to prepare and publish for public comment revisions to the hardrock mining surface management regulations implemented in 1981. The Secretary suggested that such revised regulations address implementation of a technology based standard in conduct of hardrock mining, development of performance standards for hardrock mining and reclamation, increasing regulation of operations of less than five acres, and increasing coordination with state regulators. As of March 17, 1997, no such bills have been passed or regulations proposed or promulgated. If enacted or promulgated, such legislation or regulations could impair the ability of USMX and Dakota to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law or by the Bureau of Land Management to the surface mining regulations is not presently known and the potential impact on USMX and Dakota as a result of future Congressional action is not presently determinable.

     Need for Substantial Capital

         The business of precious metals mining requires very large capital expenditures in advance of anticipated revenues from operations. There is no assurance that USMX or Dakota will be able to obtain all of the financing that they require on acceptable terms and conditions.



     Fluctuation in the Price of Gold

         Because their revenues of USMX and Dakota are or will be derived primarily from the sale of gold, their earnings for USMX and Dakota are directly related to gold prices. Gold prices fluctuate widely and are affected by numerous factors beyond their control, including expectations for inflation, the relative exchange rate of the dollar, global and regional demand, political and economic conditions, expectations for inflation and production costs in major gold producing regions including South Africa and Russia. In addition, gold prices have on occasion been subject to very rapid short-term changes due to speculative activities of investors. Gold prices are also affected by world-wide production levels, which have increased in recent years. Market price fluctuations of gold may render uneconomic the mining of mineral deposits containing relatively lower grades of mineralization. If the market price of gold falls significantly below their production costs of USMX and Dakota and remains at such a level for any sustained period, their will experience substantial cash losses, may not be able to recover its investment in its properties, and may be required to discontinue its operations. Only a portion of Dakota's expected gold production is hedged in forward sales contracts.


Specific Risks Related to USMX

     Going Concern Uncertainty of USMX; Illinois Creek Project Commitments

         At December 31, 1996, USMX had a working capital deficiency of $27.1 million. During 1996 USMX devoted or committed substantially all of its liquid resources to development of the Illinois Creek Project. During 1996, the estimated development costs for the Illinois Creek Project increased substantially, partially due to weather-related delays and other problems arising from the complexities of developing a mine in Alaska using only air transport. At December 31, 1996, USMX had unpaid commitments to suppliers and contractors of approximately $5.7 million for work completed in 1996. It is estimated that an additional $8.8 million, including $4.9 million of working capital, will be required to bring the mine to production. USMX's lending arrangements with Rothschild, its principal lender, require it to maintain minimum balances in a Proceeds Account for use only in connection with the Illinois Creek Project and to maintain certain financial ratios related to such Project and to USMX. USMX was required to deposit $1.5 million to the Proceeds Account by September 30, 1996, which requirement was not satisfied. USMX is also not in compliance with other covenants of the Rothschild Credit Agreements. USMX's auditors have included an explanatory paragraph in their report that states that these matters, among others, raise substantial doubt about USMX's ability to continue as a going concern and that the financial statements of USMX do not include any adjustments that might result from the outcome of this uncertainty.

         In connection with the Merger, USMX obtained a $5 million line of credit from Dakota. In addition, Rothschild has agreed with Dakota to forbear from exercising its rights to declare and enforce defaults (except payment or bankruptcy defaults) of USMX until the latest of consummation of the Merger, termination of the $5 million line of credit from Dakota or June 30, 1997. See "Dakota Line of Credit."

         If USMX is unable to maintain compliance with its credit obligations to Rothschild, it risks a possible foreclosure of Rothschild's security interest in the Illinois Project and legal action for monetary damages against USMX. USMX does not presently have capital resources available to satisfy its obligations to Rothschild. Accordingly, if the Merger is not consummated, USMX will need to obtain other financing or attempt to merge or engage in another form of business combination with an entity with available cash resources. USMX has made no such arrangements and there can be no assurance that USMX would be successful in obtaining any such arrangements.

         USMX commenced mining operations at the Illinois Project in late 1996, but postponed gold production due to the onset of winter. If the Merger is completed by May 1997, USMX forecasts achieving gold production in early summer 1997. Any revenues from gold sales as well as any other funds deposited to the Proceeds Account by USMX may not be withdrawn for USMX's general corporate purposes until Completion has occurred. As defined in the Rothschild Credit Agreements, the requirements for Completion include the construction of the Project facilities, which facilities and equipment thereon must be mechanically complete and electrically operable ("Mechanical Completion"), the achievement of production amounts and grades, costs and reserves similar to the development plan, and the absence of any default in the credit agreements. Completion has not occurred, and there can be no assurance that the conditions for Completion will be satisfied. Moreover, USMX projects that the earliest date the conditions could be satisfied would be in the fall of 1997. Accordingly, USMX could be severely constrained in its ability to conduct operations and to pursue other mining opportunities pending Completion. There can be no assurance that Completion will be achieved or that there will not be a significant delay in achieving Completion. See "Intercreditor Agreements."

     Profitability

         Although USMX reported net income for each of the six years ended December 31, 1994, USMX reported a net loss of $3.3 million for the year ended December 31, 1996 and a net loss of $6.9 million for the year ended December 31, 1995. At December 31, 1996, USMX had an accumulated deficit of $3.1 million. USMX does not anticipate obtaining operating revenues in 1997 from any mine other than Illinois Creek. If USMX fails to put the mine in operation or the operations do not achieve expected levels of production, USMX's ability to generate revenues will be materially adversely affected. Future profitability is also dependent upon USMX successfully locating, acquiring, financing, constructing, and operating additional mines at a cost that is sufficiently less than the prevailing price of the commodity being mined, of which there can be no assurance.

     Certain Illinois Creek Project Risks

         Completion and operation of the Illinois Creek Project involve numerous risks, including the following:

     Pre-Production Work and Testing

         The development of the mine and construction of the related facilities were substantially completed in October 1996. In the fall of 1996, the mining contractor placed approximately 115,000 tons of overliner material and run-of-mine ore on the leach pad. USMX is required to successfully complete a test to demonstrate that the synthetic pad liner meets certain leak test criteria. After completion of this test to the satisfaction of appropriate regulatory authorities, which is expected to occur in May of 1997, USMX would begin placing ore and cyanide solutions to the heap with gold production anticipated shortly thereafter. However, there are numerous risks associated with the start-up of a new mine and there can be no assurance that gold production will be achieved as forecasted.

     Reserves

         Ore reserves for the Illinois Creek Project are estimates made by USMX which have been reviewed by MRI and Roscoe Postle Associates Inc. ("RPA"), an independent mining consulting firm. USMX has not commenced production at the Illinois Creek Project, and there can be no assurance that the indicated amount of gold will be recovered. The reserves have been calculated from drill-hole assay results. Several programs of trenching, diamond drilling and reverse-circulation drilling have been carried out on the Illinois Creek Project. Assay results have been analyzed and several checks of the assay data have been conducted as a quality control procedure. Modeling is used to yield estimates in reserves determined by optimum economic mining limits. In the opinion of RPA, the Illinois Creek Project reserves are estimated in accordance with standard engineering methods and the estimation approach and procedures used are in keeping with standard industry practice. However, RPA has noted that there are some issues which can impact on the estimate of the average grade, including the handling of high-gold assays, which may result in the overestimation of the average grade of the deposit in the order of 10%. RPA has noted that differences of this magnitude in gold grades are not unusual. RPA also has stated its belief that most of the reserves should be classified as probable. Reserve estimates may require revisions based on actual production experience. Fluctuations in the market price of gold, as well as increased production costs or reduced recovery rates, may render reserves containing relatively lower grades of mineralization uneconomical to recover and may ultimately result in a restatement of reserves. The reserves for the Illinois Creek Project have been calculated assuming a realizable price for gold of $400 per ounce. The price of $400 per ounce was selected based on trading on the gold spot market and the gold forward market. USMX has entered into certain hedging arrangements. See "Hedging Activities." However, there can be no assurance with respect to the future price of gold and its effect on USMX's reserves and operations.

     Transportation

         The Illinois Creek Project site is located in the southern Kaiyuh Mountains in the western interior of Alaska. The Illinois Creek Project is located approximately 57 miles southwest of Galena and 23 miles east of the Yukon River. It is equidistant from Fairbanks and Anchorage which lie approximately 320 miles to the east and southeast of such Project, respectively.

         The only access to the site is by air. Equipment and supplies are transported to the site by land, sea and air. The most economical way to transport freight to the site is from Seattle, Washington to Anchorage, Alaska by barge; from Anchorage, freight moves by truck or rail to Nenana;and from Nenana, it is moved down river on barge to Galena. From Galena, it is flown to an airstrip at the site. If it is not possible to utilize this transportation route costs increase. For instance, when it is not possible to barge on the Yukon River, freight must be flown to the site from Anchorage or Fairbanks at a higher cost.

     Weather

         The climate is subarctic and characterized by large seasonal extremes in temperature and daylight. Significant periods of inclement weather could adversely affect operations at the Illinois Creek Project which would, in turn, delay production and related cash flow from such Project. Inclement weather can also cause flights to be delayed or reflown at additional costs. Based on expected weather conditions, USMX presently intends to conduct mining during May through October.

     Environment

         Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. The Illinois Creek Project is permitted as a "zero discharge facility". As such, operation will require strict control of the water balance to ensure that no discharge occurs. If a discharge occurs the operation could be temporarily shut down and the cleanup costs could be substantial. Upon closure, reclamation activities will be closely monitored and effluent from the decommissioned facility will be required to meet strict water quality standards.

     Community Relations

         USMX has established good relations with residents of the local area. If USMX were unable to continue this rapport, the Illinois Creek Project could be negatively impacted.

     Thunder Mountain Project, Uncertainty of Future Financing

         USMX has filed a Notice of Intent to Operate with the Idaho Department of Lands describing USMX's proposed gold and silver mining activities in the Thunder Mountain Project. Depending upon USMX's progress in obtaining the necessary permits, the market price of gold, feasibility study and other factors, USMX may determine to seek to develop the Thunder Mountain Project. Management estimates that substantial capital will be required for construction of facilities and other development activities at Thunder Mountain. USMX has no commitments for outside financing for the Thunder Mountain Project and there can be no assurance such financing would be available, or, if available, that the terms would be beneficial to USMX.

         USMX's ability to obtain outside financing for the Thunder Mountain Project or other future projects will depend, among other things, upon the price of gold and perceptions of future prices. Therefore, availability of funding is dependent largely upon factors outside USMX's control, and cannot be predicted. USMX does not know from what specific sources it will be able to derive any required funding. Any such financing, if available, could increase the indebtedness of USMX or dilute current stockholders' positions. If USMX acquires such funding through debt a substantial portion of USMX's cash flow may need to be devoted to the payment of principal and interest on such debt which could render USMX more vulnerable to competitive pressure or economic downturns. If USMX is not able to raise additional funds (and there can be no assurance that it can, or that if it can, such funds will be on terms acceptable to USMX) it will not be able to fund certain exploration and development activities on its own.

     Hedging Activities

         Although USMX has historically used, and plans to use in the future, spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of gold price fluctuations. USMX was required pursuant to its lending arrangements with Rothschild to enter into hedging transactions. In 1996 USMX hedged approximately 140,900 ounces of the expected gold production from the Illinois Creek Project at an average selling price of $409 per ounce. Spot deferred contracts that are designated as hedges of the price of future production are accounted for as such. Spot deferred contracts that are not identified as hedges of specific anticipated future production are marked to market with unrealized gains or losses recognized in earnings as they occur.

         Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at agreed prices. The established price is equal to the spot price for gold plus "contango." Contango is equal to the difference between the prevailing market rate for dollar deposits less the gold lease rate, for comparable periods, and represents compensation to the seller for holding gold until a future date. Contango rates ranged from approximately 0% to 5 1/2% during 1996.

         At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver into the contract or defer the delivery to a future date. This option allows the seller to maximize the price realized by selling at the spot market price if such price at that time were to be higher than the forward contract price. Each time the seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment.

         Risk of loss with these spot deferred contracts arises from the possible inability of a counterparty to honor contracts and from changes in USMX's anticipated production of gold. However, nonperformance by any party to such financial instruments is not anticipated.

         USMX is typically required by the counterparties to maintain a margin account. Should the cumulative liquidation cost of USMX's spot deferred positions exceed the cumulative value of such positions by an amount in excess of the margin account, USMX could be subject to margin call. The liquidation cost is what USMX would have to pay on the liquidation date to purchase fixed forward delivery contracts to meet its spot deferred deliveries. The cost of fixed forward delivery contracts is based on the spot price on the liquidation date plus contango through the delivery date. As of December 31, 1996, the liquidation cost of USMX's existing hedge position was not material. The aggregate unrealized excess of the net market value of USMX's forward sales contracts over the spot gold price of $368 per ounce as of December 31, 1996, is approximately $5,875,000. The aggregate unrealized gain of USMX's forward sales contracts accounted for as hedges of future production were approximately $5,033,000 at December 31, 1996.

         USMX has also written silver call options expiring at various dates over the next forty months, which if exercised, would become spot deferred contracts with delivery deferred as previously described. At December 31, 1996 USMX had sold 825,300 ounces of silver call option contracts all at a strike price of $5.50 per ounce expiring on dates ranging from September 28, 1997 through December 29, 1999. Call options premiums received amounted to approximately $424,000. These contracts are marked to market with unrealized gains or losses recognized in earnings as they occur.

     Title to Properties

         Certain of USMX's mineral rights consist of unpatented mining claims. Unpatented mining claims are unique property interests that are generally considered to be subject to greater title risk than other real property interests. The greater title risk results from the unpatented mining claims being dependent on strict compliance with a complex body of federal and state statutory and decisional law, much of which compliance involves physical activities on the land, and from the lack of public records which definitively control the issues of validity and ownership.

     Contractor Claim

         One of the construction contractors on the Illinois Creek Property in Alaska working under an approximately $3 million contract with the Company has submitted invoices and claims totaling approximately $7 million for work completed in 1996. At December 31, 1996, the Company had paid the contractor $1,772,000 and has recorded an additional liability to the contractor, based on the Company's estimate of its obligation under the contract of $2,414,000. The unpaid invoices and claims are currently being reviewed, and it is likely that a significant portion of the invoices and claims will be disputed by the Company. The contractor has threatened legal proceedings if the dispute is not informally resolved. The Company and its representatives are currently reviewing the relevant facts and until that review is complete the Company cannot estimate the magnitude of any potential liability, possible counterclaims by the Company or the outcome of arbitration or litigation if the dispute cannot be resolved by negotiation. On November 8, 1996, the construction contractor also filed a lien on the Illinois Creek Property. The lien is related to certain invoices and claims submitted through that date.

     No Dividends

         USMX anticipates that it will use its earnings, if any, to finance its operations and growth. USMX does not anticipate paying dividends and, because of certain debt covenants, is restricted from paying any dividends to its stockholders.

     Volatility of Price for Common Stock

         The market prices for shares of the USMX Common Stock have been highly volatile in recent years. See "Description of USMX Capital Stock-Trading History." The market price may be highly volatile in the future depending on news announcements of USMX, gold price volatility and changes in general market conditions.


Specific Risks Related to Dakota

     Uncertainty of Title

         Certain of Dakota's mining properties are unpatented mining claims, and Dakota has only possessory title with respect to such properties. The validity of unpatented mining claims is often uncertain and may be contested. Although Dakota has attempted to acquire satisfactory title to its properties, Dakota, in accordance with mining industry practices, has not obtained title opinions and title insurance, with the attendant risk that title, particularly on undeveloped properties, may be defective.

     Lack of Profitability

         Dakota's operating history has resulted in losses from operations in each of its last five fiscal years. No assurance can be given that Dakota will ever operate at a profit. While certain of Dakota's mining properties may be operated at a profit during a given fiscal year, Dakota's operations as a whole may be unprofitable due to exploration, development, and operating costs on other properties. Other items that may adversely effect profitability include selling expenses, general and administrative costs, allowances for depreciation, depletion and amortization of assets, and interest expense.

     Working Capital and Financing Requirements

         Dakota has a limited working capital. If Dakota's continuing exploration activities indicate economically minable properties now owned or hereafter acquired by Dakota, Dakota will be required to expend potentially large sums to put such properties into production. There can be no assurance that Dakota will be able to obtain such additional funding.

     Market Price of Dakota Shares

         Assuming that all of the Dakota Common Shares to be issued in respect to the Merger (including Common Shares issuable upon the exercise of USMX stock options) are issued, a total of 15.8 million additional Common Shares will be available for trading in the public market. The increase in the number of Dakota Common Shares in the market and the possibility of sales of such shares may have a depressive effect on the price of Dakota's Common Shares.

     Dividend Policy

         No dividends have been paid by Dakota to date. For the foreseeable future, it is anticipated that Dakota will use earnings to finance its growth and that dividends will not be paid to shareholders.

     Joint Ventures

         Some of the mines in which Dakota owns an interest are operated through joint ventures with other mining companies. Any failure of such other companies to meet their obligations to Dakota or to third parties could have a material adverse effect on the joint ventures.

     Royalties

         Dakota's mining properties are subject to various royalty and land payment agreements. Failure by Dakota to meet its payment obligations under these agreements could result in the loss of Dakota's related property interests.

     Environmental Matters

         Reclamation plans which are approved by various environmental regulatory authorities are subject to on-going review and modification. Although Dakota believes that the reclamation plans developed and implemented for its mine sites are reasonable under current conditions, any future re-determination of reclamation conditions or requirements could significantly increase Dakota's costs of implementation of such plans.

     Permitting Matters

         An expansion at the Gilt Edge mine called the Anchor Hill open pit, contemplates that approximately 37 acres of public lands will be disturbed, principally for pit wall layback and waste removal. Accordingly, Dakota is required to complete an Environmental Impact Statement (the "Gilt Edge EIS"). The Gilt Edge EIS, which has been underway since January 1994, was delayed in 1995 pending receipt of the state and county operating permits. Dakota now expects to finalize the Gilt Edge EIS by the spring of 1997 If, however, the Gilt Edge EIS is not completed in a timely manner, Gilt Edge Mine operations scheduled to commence in 1998 will be delayed.

         Operations at Stibnite Mine after 1997 are subject to the completion of an Environmental Impact Statement (the "Stibnite EIS"). Completion of the Stibnite EIS was delayed during 1996 as a result of prioritizing completion of a development project at the mine. Dakota now expects the EIS to be completed in the fall of 1997. If, however, the Stibnite EIS is not completed in a timely manner, Stibnite Mine operations scheduled to commence in 1998 will be delayed.

     Matters Affecting Golden Reward Mine

         A significant portion of proven and probable reserves located at Golden Reward Mine, are encumbered by surface rights and facilities some of which are owned by third parties. In order to access these reserves and mineral resources, Golden Reward Mine will be required to relocate its existing crushing facility and to possibly reduce its existing leach pad capacity by 25% or to require or otherwise compensate the third parties for their facilities. No assurance can be given that Golden Reward Mine will be successful in its efforts to remove these encumbrances.

         No operations at Golden Reward Mine are planned for 1997. Before operations can recommence, Golden Reward Mine will be required to obtain new operating permits in order to mine certain of these encumbered reserves. Dakota estimates that it will take between nine to 15 months from commencement of the application process to obtain said permits. There can be no assurance that such permits will be obtained within such time periods, if at all. The owners have disagreed regarding certain operational and financial matters for the Golden Reward Mine, including planned future operations and related funding requirements. The resolution of these matters is not presently determinable.




Risks Related to the Merger

     Operations of the Combined Company

         Although the initial members of the Board of Directors and the senior management of the combined company resulting from the Merger have been identified, most operational and strategic decisions with respect to the combined company have not yet been made and no formal business plan for the combined company exists at this time. The timing and manner of the implementation of decisions made with respect to the ongoing business of the combined company following the Merger will materially affect the operations of the combined company. Given the range of potential outcomes arising from such decisions and the interrelationships among decisions to be made, in many cases, it is not possible to quantify the impact of such decisions on the results of operations and financial condition of the combined company. Any integration, consolidation, reconfiguration or other modification of Dakota and USMX would involve several significant risks, including, but not limited to, the following:

     Management

         Restructuring or integration of the operations of Dakota and USMX will require the dedication of management resources, which could distract attention from the day-to-day operations of the separate businesses of each company. If the management of the combined company is unable to effectively manage any such restructuring or integration, the operating results and financial condition of the combined company could be materially adversely affected. In the event that the operations of Dakota and USMX are restructured or integrated, there can be no assurance that the combined company will be able to retain the key personnel currently employed in the separate operations of each company.

     Expenses

         The integration, consolidation or restructuring of the business operations of Dakota and USMX could result in the incurrence of significant expenses by the combined company following the Merger, which could have a material adverse effect on the operating results of the combined company.



Employees

         The number of persons employed by the Company at March 25, 1997 was 28.

Financial Information about Foreign and Domestic Operations and Export Sales.

         The Company had no production from foreign mining operations and did not make export sales during 1996.

     During 1991, the Company incorporated USMX Mining, Inc. under the British Columbia Company Act in anticipation of a potential acquisition in the Province of British Columbia that was not consummated. USMX Mining, Inc. had no material assets or obligations as of December 31, 1996.

         During 1992, 1993, 1994 and 1995, MXUS S. A. de C. V., a wholly owned subsidiary of the Company, acquired the exploration rights to several properties in Mexico located in the states of Chihuahua, Sonora, Coahuila and Jalisco. The Company expended approximately $75,000 in Mexico in 1996 on these properties and on general reconnaissance. As of December 31, 1996, the Company's investment in Mexican properties amounted to approximately $1.7 million.

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

         In 1995, the Company purchased the outstanding capital stock of Mega Minerals, S.A., an Ecuadorian company. As of December 31, 1996, the Company had expended approximately $335,000 in mining concessions and exploration thereof. To date, no significant mineralization has been encountered on the concessions and the carrying value of the concessions was reduced to $0 in 1996.

Glossary of General Terms


Dakota
Dakota Mining Corporation, a corporation continued under the laws of Canada, and where the context so requires means Dakota and its Subsidiaries.

Dakota Common Shares
The common shares, no par value, in the capital of Dakota.

Merger
The merger of USMX and Dakota Merger Corporation whereby USMX becomes the surviving corporation and a wholly owned subsidiary of Dakota as contemplated in the Merger Agreement.

Merger  Agreement
The agreement  dated February 5, 1997 between  Dakota,  Dakota Merger
Corp.   and  USMX   relating   to  the  Merger   annexed  to  the  Joint   Proxy
Statement/Prospectus as Appendix A.

Montana Tunnels Royalty Agreement
The agreement dated March 17, 1997 among USMX, USMX of Montana, Inc., and Pegasus Gold.

Pegasus Gold
Pegasus Gold Corporation, a Nevada corporation, which is a principal stockholder of USMX.

Rothschild
N M Rothschild & Sons, Limited.

Rothschild Credit Agreements
Those certain Credit Agreements dated July 11, 1996 between USMX, USMX of Alaska, Inc. and Rothschild and all instruments and documents delivered in connection therewith, and all modifications, extensions and renewals thereof.

TSE
The Toronto Stock Exchange

USMX
USMX, Inc., a corporation formed under the laws of Delaware, and where the context so requires means USMX and its Subsidiaries.

USMX Common Stock
The shares of the common stock, par value $.001 per share of USMX.

USMX Group
USMX and its Subsidiaries.

Glossary of Mining Terms

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

Net Smelter Return Royalty (Net return royalty)
A royalty based on the actual sale price received for the subject metal less the cost of smelting and/or refining the material at an off-site refinery or smelter along with off-site transportation costs.

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

Item 3.     Legal Proceedings.

     Thereare currently no legal proceedings to which the Company is a party. However, litigation has been threatened . See "Items 1. and 2,." and "Items
     7. and 8."

Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


Item 5.  Market  For The  Registrant's  Common  Equity And  Related  Stockholder
         Matters.

         The Company's common stock trades on The Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "USMX" and the Toronto Stock Exchange under the symbol "USM". The Nasdaq Stock MarketSM is the principal market on which the Company's shares are traded. The following table shows the high and low prices and the volume traded of the Company's shares on The Nasdaq Stock MarketSM for 1995 and 1996. The closing price of the Company's Common Stock on January 2, 1997, the day preceding the public announcement of the Merger, was $1.75 on The Nasdaq Stock MarketSM .


                                           High           Low             Volume
                                        -----------    ----------     ----------------
                  1995

                  First Quarter               2.75          2.06          1,082,500
                  Second Quarter              2.94          2.13          1,648,700
                  Third Quarter               2.63          1.97          1,881,700
                  Fourth Quarter              2.06          1.75          1,347,100

                  1996
                  First Quarter               3.25          1.94          2,576,600
                  Second Quarter              3.13          2.44            837,100
                  Third Quarter               2.75          2.06          1,057,100
                  Fourth Quarter              2.44          1.44          1,672,800


         At March 17, 1997, the approximate number of holders of record of the Company's Common Stock was approximately 4,000. This number does not include beneficial owners holding shares through nominee or "street" names. No cash dividends have been paid by the Company. It has been the Company's policy to use funds derived from its earnings for exploration, development and other business activities. The Company currently intends to continue this policy and does not anticipate paying cash dividends in the near future. Any determination to pay cash dividends in the future will be made by the Company's Board of Directors after consideration of the Company's financial condition, business prospects and other relevant factors. At present, the Company is precluded from paying dividends pursuant to the Rothschild Credit Agreements.

Item 6.     Selected Financial Data


         The selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto which appear elsewhere in this Report.


                   Summary Consolidated Financial Information
       (dollars in thousands, except per share amounts and operating data)



                                                                 Years Ended December 31,


                                              1996             1995           1994           1993            1992
                                             -----------   ------------   ------------   ------------   --------------

Statement of Operations Data:
Revenue (gold sales plus net other
income)............................             $2,323         $3,922         $14,866    $24,252(1)        $18,043

Gross profit (loss)................                 --          (605)           1,641            880         1,658

Prospecting costs..................                643             684            739            667            651

Abandonment and impairment of mineral
properties.........................              1,416           4,431            261            938             21

Income (loss from continuing
operations.........................            (3,302)         (6,906)            204          2,602             37

Net income (loss)..................            (3,302)         (6,906)            204          2,602             37

Net income (loss per share.........            $(0.22)         $(0.47)          $0.01          $0.17          $0.00(2)


Operating Data:
Ounces of gold sold................                 --           7,000         35,575         50,429         47,356
Average realized price per ounce                    --            $383           $383           $360           $360
Average market price per ounce                    $388            $384           $384           $360           $344

Ounces of gold produced:
  Alligator Ridge are(3)...........                 --              --             --         23,454         41,120
  Green Springs                                     --              --             --             --          2,353
  Goldstrike(4)....................                 --           6,266         34,486         31,934          4,496
                                        --------------- --------------- -------------- -------------- --------------
     Total.........................             --               6,266         34,486         55,388         47,969
                                        ==============         ========     ==========       ========        =======

Cash costs per ounce:
  Alligator Ridge area (3).........                 --              --             --           $268           $285
  Green Springs                                     --              --             --             --            198
  Goldstrike(4)....................             --                $233           $229            305            270
                                        --------------- --------------- -------------- -------------- --------------
     Combined......................             --                $233           $229           $289           $280
                                        ==============         ========     ==========       ========        =======

Total cost per ounce:
  Alligator Ridge area (3).........                 --              --           $328           $328           $336
  Green Springs                                     --              --             --             --            162
  Goldstrike(4)....................               $233            $233            326            326            282
                                        --------------- --------------- -------------- -------------- --------------
     Combined......................               $233            $233           $327           $327           $331
                                        ==============         ========     ==========       ========        =======


                                                                       December 31,

                                            1996            1995            1994           1993               1992
                                            -----           -----           -----          -----              ----
Financial Condition Data:
Working capital....................          $(27,132)          $5,094        $14,105        $19,362        $12,903
Current assets.....................             $2,261          $5,834        $14,923        $21,573        $16,427
Total assets.......................            $50,155         $17,469        $24,190        $28,808        $28,741
Current liabilities................            $29,393            $740           $818         $2,211         $3,524
Long term liabilities..............             $4,221            $885           $361         $1,074         $3,290
Stockholders' equity...............            $16,541         $15,844        $23,011        $25,523        $21,927


(1)    Includes gain from the sale of USMX's Alligator Ridge assets totaling $5 million.
(2)    Less than $0.01
(3)   Sold August 27, 1993
(4)   The Goldstrike Mine was acquired effective November 1,1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Going Concern Uncertainty

         USMX has suffered recurring losses and cash flow deficits from operations and currently has no mines in operation. At December 31, 1996, USMX has an accumulated deficit of approximately $3,056,000, a working capital deficiency of approximately $27,132,000 and is not in compliance with certain covenants of its long term debt agreements. In addition, significant additional funds will be required to bring USMX's Illinois Creek Mine into production. USMX's auditors have included an explanatory paragraph in their opinion that states that these matters raise substantial doubt about USMX's ability to continue as a going concern and that the financial statements do not include any adjustment that might result from the outcome of this uncertainty.

         USMX has entered into a Merger Agreement with Dakota. The Merger is subject to approval by the TSE, stockholder and creditor approval, review by other regulatory authorities, and other customary conditions. In connection with the Merger, Dakota has loaned to USMX $5 million to be used to pay for work completed and ongoing work at the Illinois Creek Mine prior to the Merger. In connection with the Merger, USMX's principal lender, agreed with Dakota not to accelerate the due date of any loans to USMX or to exercise any rights it may have to collateral security (except for payment or bankruptcy defaults) until the earlier of the consummation of the Merger, the termination of the Merger Agreement in accordance with its terms, or June 30, 1997.

         Should USMX be unable to complete the Merger with Dakota, the ability of USMX to continue as a going concern is dependent on the continued forbearance of Rothschild, obtaining sufficient additional financing to complete the Illinois Creek Mine, and the commencement of profitable operations at the mine. Future profitability of the mine is dependent on USMX's ability to produce gold from the mine in quantities and at costs consistent with those projected by USMX.


Liquidity and Capital Resources

         Working capital at December 31, 1996, was negative $27.1 million. Cash and cash equivalents amounted to $238,000. Cash and cash equivalents decreased during 1996 by $5 million primarily as a result of investment in property, plant and equipment of approximately $25.7 million, including deferred exploration costs of $0.5 million and development costs of $25.2 million ($23.9 million at Illinois Creek, Alaska and $1.2 million at Thunder Mountain, Idaho), investment in reclamation surety and restricted cash accounts of $2.5 million and cash used in operations of $3.9 million. These costs were partially offset by $1.3 million in proceeds from the sale of USMX's holdings in Alta Gold Co. common stock.

         In addition, USMX obtained $4.5 million in loans from Pegasus Gold secured by USMX's interest in the Montana Tunnels property and a $22.0 million financing facility from Rothschild for the construction of the Illinois Creek Mine and related facilities, including working capital. At December 31, 1996, USMX had drawn approximately $21.4 million against the facility. See Items 1. And 2. for a detailed discussion of this financing.

         USMX completed its feasibility study of the Illinois Creek Project in February 1996. After approval of the project by USMX's Board of Directors, clearing, site preparation, and road building activities began in March 1996. Upon receipt of a commitment for the $22 million financing facility from Rothschild, and required permits and regulatory approvals in May, construction of the mine and related facilities was begun. Construction and mine development was terminated in November 1996 due to weather, but the leach pads processing plant, rotary kiln and ancillary facilities were essentially completed at that time.

         The original Illinois Creek development budget was $22.6 million, including $4.7 million in estimated working capital. In the process of obtaining bids from construction contractors, USMX determined that the forecast needed to be increased by approximately $2.8 million to $25.4 million. As a result of weather induced delays, complexities of developing a mine using only air transport and other complexities of developing a mine in a remote area, USMX had incurred costs at December 31, 1996, of approximately $30.7 million related to the development of the property, including approximately $2.8 million of working capital. At December 31, 1996, USMX had unpaid obligations to suppliers and contractors of approximately $5.7 million for work completed in 1996. It is estimated that an additional $8.8 million, including $4.9 million of working capital, will be required to bring the mine to production. Subject to receipt of additional financing as described below, gold production at Illinois Creek is scheduled for summer, 1997.

         One of the construction contractors on the Illinois Creek Property in Alaska working under an approximately $3 million contract with the Company has submitted invoices and claims totaling approximately $7 million for work completed in 1996. At December 31, 1996, the Company had paid the contractor $1,772,000 and has recorded an additional liability to the contractor, based on the Company's estimate of its obligation under the contract of $2,414,000. The unpaid invoices and claims are currently being reviewed, and it is likely that a significant portion of the invoices and claims will be disputed by the Company. The contractor has threatened legal proceedings if the dispute is not informally resolved. The Company and its representatives are currently reviewing the relevant facts and until that review is complete the Company cannot estimate the magnitude of any potential liability, possible counterclaims by the Company or the outcome of arbitration or litigation if the dispute cannot be resolved by negotiation. On November 8, 1996, the construction contractor also filed a lien on the Illinois Creek Property. The lien is related to certain invoices and claims submitted through that date.

         In  addition  to  construction  and  working  capital  requirements  at
Illinois Creek, USMX is required by the terms of the credit agreements with Rothschild to maintain minimum balances in a Proceeds Account for use only in connection with the Project and to maintain certain financial ratios related to the Project and to USMX. Per the terms of the Rothschild Credit Agreements, USMX agreed to deposit $1.5 million in the Proceeds Account by September 30, 1996. USMX was unable to comply with this requirement and Rothschild agreed to waive this and certain financial ratio requirements until December 31, 1996, conditional upon USMX's agreements to, among other things, (A) file a prospectus with the appropriate Canadian securities regulatory authorities by November 1, 1996, and complete an offering by December 31, 1996, (B) adjust the price at which Rothschild may elect to convert the $2.5 million loan into USMX Common Stock to the price at which the shares are sold in an offering, or if no sale, at the average trading price for the last ten trading days of 1996 and (C) to pay the Lender a fee of US$100,000 which fee is payable upon the first to occur of (i) a date upon which such payment can be made without materially reducing the working capital reasonably required by USMX for continued operations or (ii) April 15, 1997. At December 31, 1996, USMX had not completed the offering and was unable to comply with the requirement that it deposit $1.5 million in the Proceeds Account. As a result of the covenant violations, at December 31, 1996, the loans from Rothschild have been classified as a current liability. USMX has determined to accept the Merger offer from Dakota Mining and not to proceed with the offering.

         On January 3, 1997, USMX entered into an agreement in principle to merge with Dakota. On February 5, 1997, USMX signed a definitive Merger Agreement with Dakota whereby USMX Stockholders will receive one Dakota Common Share for every 1.1 shares of USMX Common Stock and USMX will become a wholly-owned subsidiary of Dakota. As part of the Merger Agreement, Dakota and USMX agreed that Dakota would provide a $5 million line of credit to USMX to provide interim working capital to sustain USMX operations until the Merger is consummated. The proceeds are to be used to pay certain ongoing operating expenses primarily in connection with start-up activities associated with the Illinois Creek Mine and to partially pay trade creditors.

         In February 1997, Dakota offered by way of private placement 25,000 Special Warrants at a price of Cdn. $1,000 per Special Warrant resulting in gross proceeds of Cdn. $25 million. Each Special Warrant entitles the holder to receive one 7.5% unsecured subordinated convertible debenture in the amount of Cdn. $1,000. Of the proceeds, U.S. $5 million have been released and the remaining proceeds have been deposited in escrow pending completion of the Merger and approval by the Dakota Shareholders of the issuance of the Common Shares underlying the Debentures. This offering was a condition of USMX's obligation to proceed with the Merger. A substantial portion of the proceeds will be used to pay suppliers and contractors for work completed at the Illinois Creek Mine and to complete construction and provide working capital at the Illinois Creek Mine.

         The line of credit is evidenced by two promissory notes with similar terms but different amounts and different security. The $2 million promissory note ("Note 1") is secured by a second priority position in all of the capital stock of USMX of Alaska, Inc. owned by USMX. USMX of Alaska, Inc. holds title to the Illinois Creek Mine. The second promissory note for $3 million ("Note 2") is secured by a first position on all of the capital stock of MXUS S.A. de C.V., USMX's Mexican Subsidiary, and a first position on USMX's interest in the Thunder Mountain property in Idaho. USMX and Dakota agreed to grant Rothschild a second priority security position in the security for Note 2. (See Items 1. And 2.) Funding for the line of credit was provided from a portion of the proceeds of a Special Warrant offering by Dakota described above.

         USMX has filed a Notice of Intent to Operate with the Idaho Department of Lands describing USMX's proposed gold and silver mining activities in the Thunder Mountain Project. Management estimates that the project would require substantial capital to place it into production, including working capital. If the project is sufficiently attractive to warrant continued development and the necessary permits are obtained, construction could begin in 1998. Production could begin in 1998 or 1999 depending on the construction schedule. Management believes that USMX will need to obtain additional capital to put Thunder Mountain into production.

         USMX's balance sheet at December 31, 1996 reflects a total of $0.8 million in accrued reclamation liabilities associated with its acquisition and operation of the Goldstrike Mine. Reclamation activities in 1996 have focused primarily on recontouring, topsoiling and planting heap number one and completion of rinsing of heap number two. Commencement of recontouring and topsoiling of heap number two as well as the dismantling of the process plant and reclamation of the plant site will begin once USMX has obtained acceptance by the State of Utah of USMX's final closure. The goal is to achieve closure by the end of 1997. This reclamation is expected to be financed with internally available cash balances, cash generated from the sale of gold produced as a by product of heap rinsing and approximately $1.6 million cash previously provided to the State of Utah as reclamation surety.


Results of Operations

         USMX realized a net loss for the year ended December 31, 1996, of $3,302,000 compared with a $6,906,000 loss for 1995 and net income of $204,000 for 1994. The loss for 1996 includes mineral property abandonments and impairments of $1,416,000 compared to $4,431,000 for 1995 and $261,000 for 1994.
General and administrative costs increased to $3,621,000 in 1996 from $2,548,000 in 1995 and $2,185,000 in 1994, as the result of added office space and related expenses arising from increased staffing requirements to develop the Illinois Creek and Thunder Mountain properties. The 1996 results include a gain of approximately $936,000 from the sale of common stock held for investment purposes and an unrealized gain of $884,000 resulting from the roll forward of four gold forward sales contracts and the sale of various silver call options. The 1994 results include a $497,000 income tax credit resulting from the difference between the estimated 1993 federal income tax provision and the actual liability reflected on the 1993 income tax returns.

         Fluctuations in USMX's results of operations from year to year arise primarily from four factors: (1) changes in the volume of gold sold and the selling price of gold, (2) changes in the cost of gold sold, (3) the cost of mineral properties abandoned during any given period, and (4) asset dispositions.

     Change in the Volume of Gold Sold and Selling Price of Gold

         The following table analyzes the variance in gold sales revenue for the years ended December 31, 1996, 1995, and 1994:


Revenue Variance Analysis

Year Ended December 31,                                            1996                 1995                   1994

Ounces of gold sold................................                  --                6,900                 35,575
Average price realized per ounce...................                $ -                  $388                 $  383

Change in revenue attributable to:
Less ounces sold...................................           $ (2,678,000)      $  (10,972,000)         $   5,342,000)
Higher (lower) price...............................                  --          $     35,000            $     820,000

Decrease in gold sales revenue compared to the
  preceding year...................................          $  (2,678,000)      $  (10,937,000)         $  (4,522,000)




     Change in Costs Applicable to Sales

     Cost of Gold Sold

         No gold was sold in 1996 compared to the cost of gold sold of $2,890,000 or approximately $419 per ounce in 1995, and $11,203,000 or approximately $315 per ounce in 1994. The fluctuation in the cost of gold sold is a result of the change in the cost of production throughout the life of each mine as illustrated in the table below.


Year Ended December 31,                                           1996              1995               1994
                                                            --------------      -----------        -------------
Cash production costs incurred............................          -               $ 233              $ 229
Depreciation, depletion, amortization and reclamation
accruals..................................................                                                48
                                                                --------          --------          ----------
Production cost per ounce produced........................        $ -               $ 233              $ 277
                                                                  ====              =====              =====

Gold sales revenue                                                $ -               $ 388               $383

Production cost per ounce sold............................        $ -               $ 212               $269
Change in inventories and deferred........................          -                 207                 46
                                                                --------          --------           ---------
Cost of gold sold.........................................          -                 419                315
Mining taxes..............................................          -                   2                  3
Production royalties......................................          -                  55                 19
                                                                --------          --------           ---------
Costs applicable to sales.................................          -                 476                 337
                                                                --------          --------           ---------
Gross profit (loss).......................................        $ -               $ (88)              $ 46
                                                                  ====              =====               =====


         Cash production costs per ounce of gold produced at USMX's Goldstrike Mine increased to $233 for 1995 from $229 for 1994 despite the fact that no mining, crushing or pad loading costs were incurred after October 1994 because a significant portion of processing costs are fixed and, therefore, do not decrease as production decreases. As the result of a reduction of the estimated remaining recoverable ounces of gold at the Goldstrike Mine, change in inventories and deferred production costs increased to $207 per ounce sold for 1995 from $46 in 1994.

     Mining Taxes and Royalties

         During 1995, USMX incurred $14,000 in mining taxes compared to $106,000 in 1994. The decrease in mining taxes in 1995 and 1994 is attributable to the decrease in ounces sold compared to the previous year as a result of declining production at the Goldstrike Mine. Also, USMX incurred $379,000 in royalty expense for 1995 compared to $665,000 in 1994. The increase in production royalties per ounce of gold sold is attributable to the monthly minimum royalty paid at Goldstrike through January of 1996.



Cost  of  Mineral  Properties   Abandoned  and  Provisions  for  Impairments  of
Investments in Mineral Properties

         USMX periodically reviews the carrying values of its properties. In 1996, management determined that properties with an aggregate historical cost of $674,000 no longer held sufficient promise to justify the cost of maintenance. The properties abandoned in 1996 were Goldstrike ($345,000), Elk Creek ($93,000), Baggs Creek ($69,000), Putu Chile ($61,000), two other properties in the United States ($17,000) and six small properties in Mexico ($89,000). Property abandonments were $758,000 and $261,000 in 1995 and 1994, respectively. The properties abandoned in 1995 were Tule Canyon ($65,000), Divide ($63,000) and three other properties in the United States ($202,000) and La Cienega ($111,000), Jalisco Copper ($164,000) and four other properties in Mexico ($153,000). The properties abandoned in 1994 were the Ancho Canyon, New Mexico ($221,000) and the South Pass, Wyoming placer properties ($40,000), both of which were acquired during that year.

         During 1996 USMX wrote down the carrying value of the Nambija property in Ecuador and the Amargosa and La Reserva properties in Mexico by $335,000, $326,000 and $81,000 respectively. The carrying value of each of the properties was reduced to zero. Although the three properties appear to have geological potential, to date, no significant economic mineralization has been encountered. The La Reserva property is currently being explored in joint venture with another mining company. The Nambija and Amargosa properties are being held for possible future joint venture exploration. In the fourth quarter of 1995, the carrying value of the Amargosa polymetallic prospect in Chihuahua, Mexico was reduced by $1.0 million.

         In 1995, the Commonwealth of Puerto Rico adopted legislation which amended the mining law to prohibit future mining of metallic deposits by open pit methods. Although USMX is considering various strategies and responses, the effect of the mining law, as currently amended, is to render USMX's plan for development of the Cala Abajo deposit uneconomic. As a result, in 1995 USMX reduced the carrying value of this property to zero and recorded an impairment loss of $1.1 million.

         Gold production at USMX's Goldstrike Mine in Utah declined sharply in August and September of 1995. This decline in gold recovery triggered a reevaluation of the estimated remaining recoverable gold ounces in the heaps. As a result, the carrying value of deferred mining and processing costs was reduced to the fair market value of the remaining gold bullion and dore at the refinery and USMX recorded an impairment loss of $1.6 million.


     Asset Dispositions and Gain on Sale of Common Stock

         In April 1994, USMX sold its interest in the Kinsley Mountain Project in Elko County, Nevada to Alta Gold Co. ("Alta"). In addition to the $20,000 previously received, USMX received $380,000 in cash and Alta restricted common stock with a then market value of $200,000. In April 1995, USMX received a final cash payment of $400,000 and additional Alta restricted common stock with a then market value of $200,000. USMX received, and retained at December 31, 1995, a total of 352,711 shares of Alta restricted common stock. The cash proceeds and discounted value of the stock received were recorded as a reduction to the carrying value of the property on USMX's books. In 1995, USMX recorded a loss on this transaction of $1,000. During 1996 USMX sold all of the outstanding shares of Alta common stock for $1,281,000 and recorded a gain on the sale of $936,000.


     Other Costs and Expenses

         General and administrative costs increased to $3,621,000 in 1996 from $2,548,000 in 1995, as the result of added office space and related expenses arising from increased staffing requirements to develop the Illinois Creek and Thunder Mountain properties. General and administrative expenses were higher in 1995 than 1994 principally due to legal and other professional fees paid relative to the Cala Abajo project and to salaries and related expenses of additional corporate staff. Legal and professional consultants were engaged to evaluate the impact of a change in Puerto Rican mining law and USMX's alternatives concerning the Cala Abajo Project.

         Prospecting costs in 1996 were comparable to Prospecting costs in 1995. Prospecting costs in 1995 were lower than 1994 as a result of the concentrated effort by USMX's exploration staff to complete development drilling at the Illinois Creek, Alaska property.

         Interest income decreased to $275,000 in 1996 compared to $525,000 in 1995, as the result of decreasing cash balances during 1996. Interest income for 1995 was comparable to 1994.

         Interest expense increased to $511,000 in 1996 compared to $14,000 in 1995, as the result of long term debt incurred during 1996 related to development of the Illinois Creek property and a $4.5 million loan received from Pegasus Gold, a stockholder of USMX. Interest expense for 1995 was comparable to 1994.

         Income tax expense primarily represents current and deferred federal income taxes. The entire income tax benefits for 1996 and 1995 are related primarily to net operating losses carried back to prior years. The 1994 benefit results primarily from the difference between the estimated 1993 federal income tax provision and the actual liability reflected on the 1993 income tax returns. See Note 10 to the Consolidated Financial Statements for a reconciliation of the provision for income taxes for 1996, 1995 and 1994 to the statutory federal income tax rate.

     Trends Which May Affect Future Results of Operations

         As previously stated, fluctuations in USMX's results of operations arise primarily from four factors: (1) changes in the volume and cost of gold sold, (2) changes in the selling price of gold, (3) the cost of mineral properties abandoned during any given period and (4) asset dispositions. The following is management's view of trends in these factors.

     Changes in the Volume and Cost of Gold Sold

         USMX's ability to achieve forecasted gold production will be dependent upon many factors, some of which, such as the price of gold and climate conditions, are beyond the control of USMX.

         Estimates of mineralization, metallurgical recovery, and cash operating costs are to a large extent based on the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility reviews which derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. Accordingly, actual volumes of gold produced and actual cash operating costs may differ from the volumes and costs initially estimated.

         USMX's operations will be subject to all of the operating hazards and risks normally incident to operation of mineral properties, such as unusual or unexpected geological formations, environmental hazards, industrial accidents, labor disputes, equipment incapability or failures, and inclement weather conditions. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. Moreover, USMX's mining operations will be subject to extensive federal, state and local laws and regulations governing production, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters.

         Compliance with such laws and regulations has increased the cost of planning, designing, drilling, developing, constructing, operating and closing other mines and facilities previously operated by USMX. In addition, USMX has expended significant resources, both financial and managerial, to comply with environmental protection regulations and permitting requirements and anticipates that it will continue to do so in the future. Although USMX believes that it has made adequate provision to comply with such regulations, there can be no assurance that additional significant costs and liabilities will not be incurred to comply with current and future environmental protection regulations. Moreover, it is possible that future developments, such as increasingly strict environmental protection laws, regulations and enforcement policies, and claims for damages to property and persons resulting from USMX's operations, could result in substantial costs and liabilities in the future.

     Changes in the Selling Price of Gold

         Another significant uncertainty facing USMX which could potentially impact its financial position, profitability and liquidity in the short term is the price of gold. The gold price is a function of a number of factors including investors' expectations with respect to inflation, the strength of world currencies, decisions by central banks regarding their gold reserves, and supply and demand factors, none of which is under the control of USMX's management. During 1996 gold reached a six year high of $415 per ounce early in the year and a three year low of $369 per ounce late in the year. The average market price of gold was $388 an ounce during 1996 compared to $384 per ounce during 1995 and 1994.

         In order to protect itself from possible declining gold prices, USMX, from time to time, enters into hedging agreements with major financial institutions. As of December 31, 1996, USMX had entered into forward sales contracts for 140,900 ounces of gold deliverable at various dates through December 31, 1999 at an average selling price of $409 per ounce. Delivery under these spot deferred contracts can be deferred at USMX's option up to forty months depending on the individual contract. The aggregate unrealized excess of the net market value of USMX's forward sales contracts over the spot gold price of $368 per ounce as of December 31, 1996, is approximately $5,875,000.

         USMX has also written silver call options expiring at various dates over the next forty months, which if exercised, would become spot deferred contracts with delivery deferred as previously described. At December 31, 1996, USMX had sold 825,300 ounces of silver call option contracts all at a strike price of $5.50 per ounce expiring on dates ranging from September 28, 1997 through December 29, 1999. Call options premiums received amounted to approximately $424,000.

     Cost of Mineral Properties Abandoned

         The cost of mineral properties abandoned in any period is a function of the results of USMX's exploration efforts and economic considerations. USMX makes every effort to maximize the results of its exploration efforts. However, exploration for economically recoverable metals involves significant risk. Accordingly, while it is probable there will be abandonment losses in the future, it is not possible to predict either the timing or amount.

Item 8.     Financial Statements and Supplementary Data.

                           USMX, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         At December 31, 1996 and 1995,
              For the years ended December 31, 1996, 1995 and 1994


                                                                     Page

                                                               ---------------
          Independent Auditors' Reports                                44

          Consolidated Financial Statements:

             Consolidated Statements of Financial Position          45 - 46
             Consolidated Statements of Operations                     47
             Consolidated Statements of Stockholders' Equity           48
             Consolidated Statements of Cash Flows                  59 - 50
             Notes to Consolidated Financial Statements             51 - 67

                          Independent Auditors' Report

The Board of Directors and Stockholders
USMX, Inc. and subsidiaries:

We have audited the accompanying consolidated statements of financial position of USMX, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USMX, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cost overruns associated with the construction of the Illinois Creek Mine, has cash flow deficits from operations and currently has no mines in operation. At December 31, 1996, the Company has an accumulated deficit of $3,056,000, a working capital deficiency of approximately $27,132,000 and is not in compliance with certain covenants of its long term debt agreements. In addition, significant additional funds will be required to bring the Company's Illinois Creek Mine into production. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              KPMG PEAT MARWICK LLP

March 11, 1997

USMX, INC. and Subsidiaries
Consolidated Statements of Financial Position

                                                                                       December 31,
                                                                                1996                 1995
--------------------------------------------------------------------------------------------------------------
                                                                                  (Amounts in thousands)
Assets
Current assets:
    Cash and cash equivalents                                              $         238             $  5,226
    Restricted cash                                                                  108                    -
    Deferred mining and processing costs                                             200                    -
    Consumable inventories                                                           488                    -
    Federal income taxes receivable                                                  424                  381
    Other                                                                            803                  227
--------------------------------------------------------------------------------------------------------------
      Total current assets                                                         2,261                5,834
--------------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost:
    Undeveloped mineral properties                                                 1,826                2,913
    Mineral properties under development                                          12,043                6,345
    Construction in progress                                                      27,905                    -
    Developed mineral properties                                                     920                  920
    Mine buildings and equipment                                                   3,042                2,451
    Vehicles, furniture and equipment                                                703                  662
--------------------------------------------------------------------------------------------------------------
                                                                                  46,439               13,291
    Less accumulated depreciation,
      depletion and amortization                                                 (3,532)               (3,475)
--------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                         42,907                9,816
--------------------------------------------------------------------------------------------------------------

Commodity futures contracts, at market                                             1,144                    -
Reclamation surety and other assets                                                3,843                1,819
--------------------------------------------------------------------------------------------------------------
  Total assets                                                                 $  50,155              $17,469
--------------------------------------------------------------------------------------------------------------
                                                                                   (Continued)


USMX, INC. and Subsidiaries
Consolidated Statements of Financial Position
(Concluded)

                                                                                      December 31,
-------------------------------------------------------------------------------------------------------------
                                                                                1996                1995
-------------------------------------------------------------------------------------------------------------
                                                                                 (Amounts in thousands)
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long term debt                                          $  21,355             $     -
    Current portion of note payable to related party                                 355                   -
    Accounts payable                                                               6,708                 312
    Accrued salaries                                                                  84                  73
    Accrued reclamation                                                              843                 304
    Other accrued liabilities                                                         48                  51
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   29,393                 740
-------------------------------------------------------------------------------------------------------------


Note payable to related party, less current portion                                3,923                   -
Deferred commodity option premiums, at market                                        298                   -
Estimated reclamation liability                                                        -                 885

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000
      shares authorized, none issued                                                   -                   -
    Common stock, $.001 par value, 45,000,000
      shares authorized, 16,184,000 shares issued
      and outstanding as of December 31, 1996,
     14,644,000 shares issued and outstanding
      as of December 31, 1995                                                         16                  15
    Additional paid-in capital                                                    19,581              15,583
    Retained earnings (Accumulated deficit)                                      (3,056)                 246
-------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  16,541              15,844
Commitments and contingencies (Note 15)
-------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                             $  50,155            $ 17,469
-------------------------------------------------------------------------------------------------------------


The accompanying notes are a part of these consolidated financial statements.

USMX, INC. and Subsidiaries
Consolidated Statements of Operations


                                                                                        Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                   1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                         (Amounts in thousands)

Sales of gold                                                                   $      -       $  2,678       $ 13,615


Costs applicable to sales:
  Cost of gold sold                                                                    -          2,890         11,203
  Mining taxes                                                                         -             14            106
  Production royalties                                                                 -            379            665
--------------------------------------------------------------------------   ------------------------------------------
                                                                                       -          3,283         11,974
--------------------------------------------------------------------------   ------------------------------------------

      Gross profit (loss)                                                              -          (605)          1,641

General and administrative expenses                                                3,621          2,548          2,185
Prospecting costs                                                                    643            684            739
Asset abandonments, write downs and impairments                                    1,416          4,431            261

--------------------------------------------------------------------------   ------------------------------------------
     Loss from operations                                                         (5,680)        (8,268)        (1,544)

Other income (expense):
  Unrealized gains on commodity futures and option contracts                         884              -              -
  Gain on common stock held for investment                                           936              -              -
  Royalty income (received from related party)                                       720            720            720
  Interest income                                                                    275            525            518
  Interest expense (including $184,000 to related parties in 1996)                  (511)           (14)           (22)
  Other, net                                                                          19             13             35
--------------------------------------------------------------------------   ------------------------------------------
                                                                                   2,323          1,244          1,251
--------------------------------------------------------------------------   ------------------------------------------
Loss before income taxes                                                         (3,357)         (7,024)           (293)
Income tax benefit                                                                  (55)           (118)           (497)
--------------------------------------------------------------------------   ------------------------------------------
Net income (loss)                                                               $(3,302)       $ (6,906)           $204
--------------------------------------------------------------------------   ------------------------------------------

Net income (loss) per common share                                              $ (0.22)       $  (0.47)         $ 0.01
--------------------------------------------------------------------------   ------------------------------------------

Weighted average common and common equivalent shares outstanding                  15,285         14,755         14,860
--------------------------------------------------------------------------   ------------------------------------------



The accompanying notes are a part of these consolidated financial statements.

USMX, INC. and Subsidiaries
Consolidated Statements of Stockholders' Equity




                                                 Common Stock                                                  Retained
                                       --------------------------------   Additional                           Earnings
                                          Number of                        Paid-in           Treasury        (Accumulated
                                           Shares            Amount        Capital            Stock            Deficit)
---------------------------------------------------------------------------------------------------------------------------
                                                                     (Amounts in thousands)
Balance at December 31, 1993                    15,589       $     16      $   18,559          $      -         $     6,948


Shares issued as compensation                        2              -               7                 -                  -
Exercise of stock options                          198              -             314                 -                  -
Previously issued shares submitted in
  partial payment for options                        -              -              14              (14)                  -
exercised
Repurchase of common stock                           -              -               -             (3,215)                -
Treasury stock retired                          (1,003)            (1)         (3,213)             3,213                 -
Income tax benefit arising from
  the disqualifying disposition of
  incentive stock options                            -              -             179                 -                  -
Net income                                           -              -               -                 -                204

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                    14,786             15          15,860              (16)              7,152

Shares issued as compensation                        3              -              11                 -                  -
Exercise of stock options                            3              -               6                 -                  -
Repurchase of common stock                           -              -               -              (278)                 -
Treasury stock retired                           (148)              -           (294)               294                  -
Net loss                                             -              -               -                 -             (6,906)

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    14,644             15          15,583                 -                246

Shares issued for acquisition of                 1,540              1           3,998                 -                  -
assets
Net loss                                             -              -               -                 -             (3,302)

---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                    16,184       $     16        $ 19,581              $  -          $  (3,056)

---------------------------------------------------------------------------------------------------------------------------



The accompanying notes are a part of these consolidated financial statements.

USMX, INC. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                         Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                       1996         1995         1994
------------------------------------------------------------------------------------------------------------------------
                                                                                           (Amounts in thousands)
Cash flows from operating activities:
  Cash from sales of precious metals                                                $    -       $  2,678     $ 13,615


  Cash paid to suppliers and employees                                               (4,285)      (4,831)      (12,279)
  Mining taxes paid                                                                        -         (14)         (106)
  Royalties paid in cash                                                                   -        (379)         (665)
  Royalties received                                                                     720          720           720
  Interest received                                                                      275          525           518
  Interest expense                                                                     (511)         (14)          (22)
  Other income, net                                                                       19           13            35
  Income taxes paid, net of refunds received                                              12           11         1,311
------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                       (3,770)      (1,291)         3,127
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                        (25,679)      (5,674)       (4,221)
  Proceeds from sales of property and equipment                                           24          449           380
  Increase in restricted cash accounts, net                                            (108)            -             -
  Increase in reclamation surety and other assets                                    (2,369)            -         (171)
  Proceeds from sale of common stock held for investment                               1,281            -             -
  Other, net                                                                               -            -            80
------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                    (26,851)      (5,225)       (3,932)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                   -            6           314
  Repurchase of common stock                                                               -        (278)       (3,215)
  Proceeds of notes payable                                                           25,855            -             -
  Repayment of notes payable                                                           (222)            -             -
------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                        25,633        (272)       (2,901)
------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                            (4,988)      (6,788)       (3,706)
Cash and cash equivalents at beginning of year                                        5,226       12,014        15,720
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $   238      $ 5,226      $ 12,014
------------------------------------------------------------------------------------------------------------------------
                                                                                                (Continued)


The accompanying notes are a part of these consolidated financial statements.

USMX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Concluded)

                                                                                       Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                     1995          1994          1993
------------------------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash                                                  (Amounts in thousands)
Provided by Operating Activities

  Net income (loss)                                                              $   (3,302)     $ (6,906)      $   204

  Adjustments to reconcile  net income  (loss) to net cash provided by (used in)
    operating activities:
      Depreciation, depletion and amortization charged to costs and expenses             109          134         1,484
      Asset abandonments, write downs and impairments                                  1,416        2,928           261
      Gain on sale of common stock held for investment                                 (936)            -             -
      Unrealized gain on commodity futures and option contracts                        (884)            -             -
      Other, net                                                                           -         (15)            14
      Changes in operating assets and liabilities:
        (Increase) decrease in deferred mining and processing costs                    (200)        2,344         1,647
        (Increase) decrease in consumable inventories                                  (488)           34            27
        Depreciation, depletion and amortization
          included in ending inventories                                                   -            -           619
        (Increase) decrease in federal income taxes receivable                          (43)        (107)           744
        (Increase) in other current assets                                             (576)            -             -
        Increase (decrease) in accounts payable                                        1,434          116        (1,044)
        Increase (decrease) in accrued salaries                                           11           41          (153)
        Increase (decrease) in other accrued liabilities                                 295         (45)           (35)
        Increase (decrease) in accrued and estimated reclamation liabilities           (346)          335          (874)
        Other changes in assets and liabilities, net                                   (260)        (150)           233
------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                   $   (3,770)      $(1,291)       $3,127
------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Noncash
Investing and Financing Activities

The Company issued 1,540,663 shares of the Company's common stock to North
Pacific Mining  Corporation to acquire leasehold and other property interests in the Illinois Creek Project in Alaska.
Assets acquired                                                                   $    4,000       $    -         $   -
Market value of common stock issued                                                    4,000            -             -
------------------------------------------------------------------------------------------------------------------------
Cash paid                                                                         $        -       $    -         $   -
------------------------------------------------------------------------------------------------------------------------

The Company received $400,000 and $380,000 cash, plus 184,438 and 168,273 shares of Alta Gold Co. common stock, in 1995 and 1994 respectively, as payment for the purchase of the Company's interest in the Kinsley Mountain
Property.
Payment received                                                                    $      -        $  560        $  540
Discounted market value of common stock received                                           -           160           160
------------------------------------------------------------------------------------------------------------------------
Cash received (included in proceeds from sale of property and equipment)            $      -        $  400        $  380
------------------------------------------------------------------------------------------------------------------------



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

Note 2. - Summary of Significant Accounting Policies

Basis of presentation

         The financial statements have been prepared assuming the company will continue as a going concern. Certain factors, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has incurred cost overruns associated with the construction of the Illinois Creek Mine, has cash flow deficits from operations and currently has no mines in operation. At December 31, 1996, the Company has an accumulated deficit of $3,056,000, a working capital deficiency of approximately $27,132,000 and is not in compliance with certain covenants of its long term debt agreements (see Note 8). In addition, significant additional funds will be required to bring the Company's Illinois Creek Mine into production.

         The Company has entered into a definitive Merger Agreement with Dakota Mining Corporation ("Dakota") (see Note 16). The Merger is subject to the approval of the Toronto Stock Exchange, stockholder and creditor approval, review by other regulatory authorities, and other customary conditions. In connection with the Merger, Dakota has agreed to loan the Company US $5.0 million to be used to pay for work completed and ongoing work at the Illinois Creek Mine prior to the Merger. Concurrent with the Merger Agreement, Dakota entered into an intercreditor agreement with the Company's principal lender, N M Rothschild & Sons Limited ("Rothschild"), whereby Rothschild agreed not to accelerate the due date of any loans to USMX or to exercise any rights it may have to collateral security until the earlier of the consummation of the Merger, the termination of the Merger agreement in accordance with its terms, or June 30,1997.

         Should the Company be unable to complete the Merger with Dakota, the ability of the Company to continue as a going concern is dependent on the continued forbearance of Rothschild, obtaining sufficient additional financing to complete the Illinois Creek Mine, and the commencement of profitable operations at the mine. Future profitability of the mine is dependent the Company's ability to produce gold from the mine in quantities and at costs consistent with those projected by the Company.

Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

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

Construction in Progress

         Pre-production, development and asset construction costs related to new mines and major programs at existing mines are capitalized to Construction in progress during the construction phase. Upon completion of construction, the costs are transferred to the appropriate asset accounts.

Interest Capitalized

         Interest costs incurred during the construction of qualifying assets are capitalized as part of the asset cost.

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

Impairment of Assets

         In 1996 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("SFAS 121"). Under SFAS 121, the Company periodically reviews the carrying value of its assets by comparing the net book value of each asset to the estimated undiscounted future cash flows from the asset. If the net book value exceeds the undiscounted future cash flow, an impairment is recorded. Changes in estimates and assumptions that underlie management's estimate of future cash flow from the Company's assets can materially impact future carrying values and operating results. The adoption of SFAS 121 had no effect on the Company's financial statements.

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

Revenue Recognition

         The Company recognizes revenue as precious metals are delivered to the purchaser.

Commodity Futures Contracts

         In order to protect against the impact of falling gold prices, the Company enters into hedging transactions, the goal of which is to provide a minimum price for future production, and allow the Company to take advantage of short term increases in the gold price. Hedging transactions include spot deferred and forward sales contracts and option contracts. Contracted prices on spot deferred and forward sales and options are recognized in gold sales as gold produced is delivered to meet the commitment. The results of hedging activities are included in revenue when gold is delivered against the contract or, if delivery under the contract is deferred, the contract is marked to market and the Company recognizes an unrealized gain or loss in operations. Spot deferred and forward contracts that are not identified as hedges of specific anticipated future production are recorded at market, with unrealized gains or losses recorded in operations.

         The Company also has written silver call option contracts. Premiums received are deferred and recognized in income as the options expire or are exercised. The open contracts are marked to market and the deferred premiums adjusted accordingly, with changes in the market value of the contracts reflected in unrealized gains or losses on commodity future and option contracts in the consolidated statement of operations.

By-product Revenues

         Revenues from sales of by-products (principally silver) are treated as a reduction of the cost of sales.

Stock Options

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly no compensation costs are recognized for stock options granted at fair market value.

Note 2. - Summary of Significant Accounting Policies (concluded)

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

Reclassifications

         Certain amounts in the accompanying consolidated financial statements for the years ended December 31, 1994 and 1995, have been reclassified to conform to the classifications used in 1996.

Note 3. - Deferred Mining and Processing Costs

         Deferred mining and processing costs in the accompanying consolidated statements of financial position represent mining, pad loading and processing costs associated with gold in various stages of production. Approximately $200,000 of costs were capitalized as of December 31, 1996 associated with ore stockpiled and ore placed on the leech pad at the Illinois Greek Mine.

         During 1995 the Company recorded an impairment of deferred mining and processing costs of $1,620,000 relating to the Goldstrike Mine (see Note 7).

Note 4. - Undeveloped Mineral Properties

         Capitalized costs at December 31, 1996 and 1995 associated with undeveloped mineral properties were as follows:



                                         1996                   1995
                                --------------------    ---------------------
           United States          $    166,000            $    584,000
           Mexico                    1,660,000               2,081,000
           Chile                          -                     18,000
           Ecuador                        -                    230,000
                               ====================    ---------------------
                Total              $ 1,826,000             $ 2,913,000
                               ====================    ---------------------


Note 5. - Mineral Properties Under Development

     At December 31, 1996 and 1995, the Company had two mineral properties in various stages of feasibility and development as follows:




                                           1996                     1995
                                   --------------------    ---------------------
       Illinois Creek, Alaska         $  8,368,000            $  4,038,000
       Thunder Mountain, Idaho           3,675,000               2,307,000
                                   ====================    ---------------------
             Total                    $ 12,043,000            $  6,345,000
                                   ====================    ---------------------


Illinois Creek, Alaska

         The Illinois Creek Project is a moderate grade, near surface gold-silver deposit. It consists of two State of Alaska Mining Leases, covering 62,480 acres. The project is located in the western interior of Alaska approximately 57 miles southwest of Galena and 320 miles northwest of Anchorage. The exploration and feasibility phases were completed in 1995. Site development and construction commenced in May 1996, with anticipated completion scheduled for June 1997.

         Pursuant to an agreement (the "Agreement") with North Pacific Mining Corporation ("NPMC"), the owner of the underlying leases, the Company made initial payments to NPMC of $100,000 in 1994 to evaluate the Illinois Creek property. The Company was required to make an additional payment to NPMC of $4 million in cash or common stock of the Company in exchange for title to the underlying leases. The Company chose to make the payment in stock and effective July 11, 1996, 1,540,663 shares of the Company's common stock were issued to NPMC. The number of shares of common stock issued to NPMC was equal to $4 million divided by the 30-day average of the price of the Company's stock on the Nasdaq Stock Market. In addition to these payments, NPMC will receive a 5% net return royalty.

         Pursuant to the Agreement, the Company has until December 16, 1997, to achieve Commercial Production (as defined) from the property. This period may be extended at the option of the Company for two additional one year periods upon payment by the Company of additional advance royalties of approximately $300,000 for each one year extension. The Agreement terminates on December 16, 1999, if the Company has not achieved Commercial Production from the property by that date.

         The obligations of the Company to NPMC are secured by a subordinated security interest in all of the Illinois Creek Project assets. The security interest terminates at Commercial Production.

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

         Effective July 9, 1993, the Company entered into an Exploration and Option to Purchase Agreement ("Agreement") with Dewey Mining Company, Thunder Mountain Gold, Inc. and two individuals (the foregoing companies and individuals described below are collectively referred to as the "Owners"). The Owners control approximately 5,500 acres in the Thunder Mountain Mining District consisting of both patented and unpatented mining claims. Pursuant to the terms of the Agreement, the Company was granted the sole and exclusive right to explore for and develop minerals on the property in exchange for advance royalty payments totaling $100,000. In addition, the Company committed to spend, and did spend, a minimum of $500,000 evaluating the property prior to April 1, 1995.

Note 5. - Mineral Properties Under Development (Concluded)

         The Agreement requires that, before the Company can put the property into commercial production, it must prepare and deliver to the Owners a feasibility study regarding the project. In 1995 and 1996, the Company extended the term of the agreement through April 30, 1997, by making additional advance royalty payments in the aggregate amount of $350,000. The Agreement further provides the Company with the option for a final extension until April 30, 1998, in exchange for an additional advance royalty payment of $250,000. The advance royalty payments made may be recovered by the Company for seven years after payment should the Owners elect to receive royalties under options (a) or (c) described below. The Agreement terminates if the Company fails to deliver a feasibility study to the Owners by the end of the last year's extension under the Agreement or if the Company exercises its right to terminate the Agreement at any time.

         Within 90 days after the Company provides the Owners with a feasibility study, the Owners may elect to (a) participate in subsequent efforts to the extent of a 30% working interest, plus receive a 1.5% royalty, or (b) receive a 30% net profits interest, or (c) receive a 5% net return royalty from production. If the Owners elect to receive a 5% net return royalty, the Company will be obligated to make advance royalty payments of $200,000 within thirty days after commencement of Commercial Production (as defined in the Agreement), and $250,000 each year thereafter.

         The Agreement provides that, once the Owners have made their election, the Company shall have one year within which to achieve Commercial Production. If the Company fails to achieve Commercial Production within one year, the Company must either re-convey the property to the Owners or extend by one year the time period within which Commercial Production must commence by paying an advance royalty of $200,000 to the Owners. If Commercial Production has not commenced by the end of the extension period, the Company may obtain one final extension of one year within which to achieve Commercial Production by paying the Owners an additional advance royalty of $250,000. In addition to the advance royalty payments and the work commitments outlined above, the Company is obligated to pay all fees necessary to maintain the unpatented mining claims through August 31 of the calendar year in which the extension year expires.

Note 6. - Developed Mineral Properties

         The Company's investment in developed mining properties at December 31, 1996 and 1995 is as follows:



                                               1996                     1995
                                       --------------------    ---------------------
     Goldstrike Mine                        $   364,000            $   364,000
     Montana Tunnels                            556,000                556,000
                                       --------------------    ---------------------
           Total Cost                           920,000                920,000
     Less:  Accumulated depletion and
            amortization                        914,000                892,000
                                       ====================    ---------------------
                                         $        6,000           $     28,000
                                       ====================    ---------------------



Goldstrike Mine

Note 5. - Mineral Properties Under Development (Concluded

         Effective November 1, 1992, the Company acquired from Tenneco Corporation, the stock of Tenneco Minerals Company-Utah, owner and operator of the Goldstrike Mine located approximately 35 miles northwest of St. George, Utah. Soon after the acquisition, the name of this wholly owned subsidiary was changed to USMX of Utah, Inc. Gold production from the Goldstrike Mine since November 1, 1992, has been 77,182 ounces, including 6,266 ounces of gold produced in 1995.

         Mining operations at the Goldstrike Mine were completed in October 1994. Leaching was completed in December 1995. All disturbed areas at the Goldstrike Mine were reclaimed during 1995 except for the heaps and the plant site. Reclamation of these areas will continue into 1997.

Montana Tunnels

         The Company owns a net profits royalty interest in this property and, accordingly, the carrying value has been classified as a producing mineral property in the Company's consolidated statements of financial position (see
Note 1212.). In June 1996, the Company and Pegasus Gold Inc. ("Pegasus"), an affiliate, agreed to the sale of the Company's net profits royalty interest in the Montana Tunnels property to Pegasus for $4,500,000. The sale is pending definitive documentation and approval of the Company's stockholders (see Note
8).

Note 7. - Asset abandonments and Write-downs

Mineral Property Abandonments

         Mineral properties that management determined no longer hold sufficient promise to justify the cost required to maintain them and which had historical costs of $674,000 were written off in 1996. The write-offs include several exploration targets near the Goldstrike Mine in Utah with historical costs totaling $345,000 and various other properties throughout the western United States with total historical costs of $179,000. Six small properties in Mexico with historical costs of $89,000 and one property in Chile with historical costs of $61,000 were also written off in 1996.

Mineral Property Write-downs

         During 1996 the Company wrote down the carrying value of the Nambija property in Ecuador and the Amargosa and La Reserva properties in Mexico by $335,000, $326,000 and $81,000 respectively. The carrying value of each of the properties was reduced to zero. To date, no significant economic mineralization has been encountered on the properties. The La Reserva property is currently being explored in joint venture with another mining company. The Nambija and Amargosa properties are being held for possible future joint venture exploration.

Note 8. - Long Term Debt and Note Payable to Related Party

Long Term Debt

         On July 11, 1996 the Company closed a $22 million financing facility with Rothschild. The facility consists of a $19.5 million project loan and a $2.5 million convertible loan. Proceeds of the loans have been used to partially fund the development of the Company's Illinois Creek Mine in Alaska. At December 31, 1996, the Company has drawn approximately $21,355,000 against the facility.

Note 8. - Long Term Debt and Note Payable to Related Party (Continued)

         The $19.5 million project loan bears interest, payable quarterly, at 2.25% above LIBOR until certain tests related to project operations have been completed to the satisfaction of the lender and 1.875% above LIBOR thereafter. Principal payments are due in seven installments on September 30 and December 31 of each year, commencing September 30, 1997. The loan is payable by the Company's operating subsidiary that owns the Illinois Creek property and is secured by a first priority interest in the Illinois Creek Mine assets. The Company has agreed to guarantee the $19.5 million project loan until it has been demonstrated that the Illinois Creek Project is operating in a manner satisfactory to Rothschild and that no defaults are outstanding. In addition, the Company is a continuing guarantor of the covenant to comply with environmental laws.

         The Company's obligations under its guarantee and the $2.5 million convertible loan are secured by subordinated security interests in the Illinois Creek Mine assets and the outstanding shares of the operating subsidiary formed to own and develop the mine.

         Amounts drawn pursuant to the financing facility are deposited in the Illinois Creek project proceeds account and may be used only for the benefit of the project. Such amounts are reflected in the accompanying condensed consolidated statements of financial position as Restricted cash. At December 31, 1996, approximately $108,000 remained in the account.

         The $2.5 million convertible loan bears interest at 2% above LIBOR, payable semi-annually. The note may be converted into Common Stock at a conversion price of $1.74 per share at the option of the lender at any time during the term of the note. The Company may also require conversion of the note if the note is not in default and the daily closing price of the Common Stock exceeds $4.75 for 30 consecutive trading days. The convertible loan is due September 30, 2000.

         Assuming the $2.5 million convertible loan is not converted, aggregate maturites of the notes payable under the Rothschild's financing facility are as follows:


                              Year ended
                              December 31,
                            ---------------- --------------------
                              1997               $    6,000,000
                              1998                    6,000,000
                              1999                    6,000,000
                              2000                    3,355,000
                                               ====================
                                                  $  21,355,000
                                               ====================



         The loan agreements include financial, operating and other covenants, including covenants regarding the maintenance of certain operating and financial ratios, limitations on or prohibitions of dividends, indebtedness, liens, investments, Mergers, changes in capital structure and certain other items. At December 31, 1996 the Company was not in compliance with certain of the loan covenants.

Note 8. - Long Term Debt and Note Payable to Related Party (Concluded)

         Under the terms of the $22.0 million Rothschild financing facility, the Company agreed to deposit $1.5 million in an escrow account by September 30, 1996. The Company was unable to comply with this requirement and Rothschild agreed to waive this and certain financial ratio covenant requirements until December 31, 1996, conditional upon the Company's agreements to, among other things, (A) file a prospectus with the appropriate Canadian securities regulatory authorities by November 1, 1996, and complete an offering by December 31, 1996, (B) adjust the price at which Rothschild may elect to convert the $2.5 million loan into the Company common shares to the price at which the shares offered are sold, or if no sale, at the average trading price for the last ten trading days of 1996 and (C) to pay Rothschild a fee of $100,000 which fee is payable upon the first to occur of (i) a date upon which such payment can be made without materially reducing the working capital reasonably required by the Company for continued operations or (ii) April 15, 1997. At December 31, 1996, the Company had not completed the offering and was unable to comply with the requirement to deposit $1.5 million in an escrow account.

         As a result of the covenant violations, Rothschild has the ability to declare an event of default and require that the be paid currently. Accordingly, the loans have been classified as a current liability. As discussed in notes 2 and 16, subsequent to December 31, 1996, Rothschild has entered into an intercreditor agreement, whereby Rothschild agreed not to accelerate the due date of any loans to USMX or to exercise any rights it may have to collateral security until the earlier of the consummation of the Merger with Dakota, the termination of the Merger agreement in accordance with its terms, or June 30, 1997.

Note Payable to Related Party

         During the second quarter of 1996 the Company arranged for a $4.5 million, 8.75% fixed rate loan from Pegasus, a shareholder of the Company. The loan is repayable over a 50 month period beginning June 1, 1996. The loan is collateralized by the Company's net profits royalty interest in the Montana Tunnels property. In lieu of loan payments by the Company, Pegasus has agreed to offset the $60,000 per month Montana Tunnels minimum advance royalty payments that are otherwise payable to the Company (see Note 12) against the payments due under the loan.

         During the second quarter of 1996 the Company also agreed with Pegasus to sell its net profits royalty interest in the Montana Tunnels property to Pegasus for $4,500,000. Pegasus is the owner and operator of the Montana Tunnels Mine. The net profits royalty interest entitles the Company to the greater of a 5% net profits royalty interest or minimum advance royalties of $60,000 per month until certain construction, land acquisition, associated financing and other costs have been recovered by Pegasus ("Payback"), and a 50% net profits royalty interest thereafter. Payback is dependent upon several factors, including future metal prices, production rates, and the life of the Montana Tunnels Mine. It is unclear whether Payback will ever be achieved. Since inception of the contract, the Company has only received the monthly minimum advance royalties.

         Loan proceeds received by the Company from Pegasus will be credited against the sales price at closing and the loan will be extinguished. Closing of the transaction is subject to completion of definitive documentation and approval of the Company's stockholders.

Note 9. - Gain on Sale of Common Stock

         In April 1994, the Company sold its interest in the Kinsley Mountain Project in Elko County Nevada to Alta Gold Co. ("Alta"). In April 1995, the Company received a final cash payment of $400,000 and Alta restricted common stock with a market value of $200,000 based on the average closing price of the stock over the 30 trading days prior to issuance. The payment was in addition to cash of $400,000 and Alta restricted common stock with a market value of $200,000 previously received. The cash proceeds and discounted value of the stock received were recorded as a reduction of the carrying value of the property. During 1995, the carrying value of the property was reduced to zero and a $1,000 loss was recorded. During 1996 all of the Alta common stock was sold for $1,281,000, resulting in a gain of $936,000.

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

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for options granted at fair market value under the plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                 1996             1995
                                                 ----             ----

          Net (loss)
            As reported                    $  (3,302,000)    $  (6,906,000)
            Pro forma                      $  (3,493,000)    $  (6,954,000)

          Net (loss) per common share
            As reported                    $       (0.22)    $    (0.47)
            Pro forma                      $       (0.23)    $    (0.47)

Note 10. - Stock Options (Concluded)

         Changes in stock options for the years ended December 31, 1994, 1995 and 1996, are as follows:


                                                                              Option Price
                                                                Shares           Per Share
                                                          ---------------    --------------
         Outstanding at December 31, 1993                      757,550          $1.13-5.50
         Exercised                                            (198,300)          1.13-3.06
         Expired or canceled                                   (39,000)          3.06-5.50
         Granted                                               275,000           2.69-4.13
                                                          ---------------

         Outstanding at December 31, 1994                      795,250           1.16-5.50
         Exercised                                              (3,000)               2.06
         Expired or canceled                                  (791,750)          1.16-5.50
         Granted                                             1,137,250           1.16-5.50
                                                          ---------------

         Outstanding at December 31, 1995                    1,137,750           1.16-5.50
         Exercised                                                   -                   -
         Expired or canceled                                   581,000           1.88-5.50
         Granted                                               811,000           2.44-2.94
                                                          ---------------

         Outstanding at December 31, 1996                    1,367,750          $1.13-5.50
                                                          ===============


         During 1995, the terms of options to acquire 724,750 shares were extended to ten years from the original date of grant. For accounting purposes the extension was treated as the cancellation of the existing options and the granting of new options.

         At December 31, 1996, 1995 and 1994, the number of options exercisable was 707,096, 826,250 and 573,250 respectively, the weighted average exercise price of those options was $3.14, $3.18 and $3.50 respectively, and the weighted average remaining contractual life was 8.2, 7.8 and 2.2 years respectively. The remaining 660,664 options at December 31, 1996, are exercisable at various dates through August 1999.

         The weighted average fair value of options granted during the years ending December 31, 1996 and 1995 were $1.38 and $0.97 respectively, assuming a risk free rate of 6%, an expected volatility of 50%, and a weighted average expected life of 9 years.

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

         The Company may contribute at least ten percent and not more than one hundred percent of the amount contributed by the employees, up to a maximum of six percent of pre-tax compensation. For 1996, 1995 and 1994, the Board of Directors has set the Company's contribution at fifty percent of the first six percent of employee contributions. For 1996, 1995 and 1994, the Company's contributions were approximately $53,000, $57,000, and $59,000, respectively. Participants vest in the Company's contributions based upon years of service, and are fully vested after four years of service.

Note 11 - Employees' Benefit Plans and Incentive Bonus Arrangements (Concluded)

         The Company has an Exploration Discovery Bonus Plan under which bonuses are paid in cash or in shares of the Company's common stock to certain employees for discoveries of ore deposits that the Company's Board of Directors determines can be operated at a profit. The bonus is based on the net present value of the deposit and is calculated using a sliding scale ranging from 2% for deposits with a net present value of up to $10 million, to 0.85% of the first $100 million of net present value plus 0.25% of that portion of the net present value of the deposit that exceeds $100 million. Under the terms of the plan, 70% of each discovery bonus is divided equally among the Company's explorationists and the remainder is to be shared among those individuals designated by the Company's President as playing an especially important role in the discovery. No bonuses were paid in 1996, 1995 or 1994 under the plan.

Note 12. - Transactions With Affiliates

         As of December 31, 1996, Pegasus owned 4,826,000 shares (29.9%) of the Company's outstanding common stock. In January 1986, the Company entered into a revised agreement with Centennial Minerals Ltd., a subsidiary of Pegasus for the development of the Montana Tunnels property. Pursuant to the agreement, Pegasus developed the property, acquired a 100 percent working interest in the project, and commenced mine and mill operations in March 1987. The operations at Montana Tunnels achieved defined operating status on October 1, 1987. Under the agreement, the Company will receive the greater of a minimum advance royalty of $60,000 per month or a five percent net profits interest until Pegasus recovers payout of capital and other defined costs.

         During the second quarter of 1996 the Company agreed with Pegasus to sell its net profits royalty interest in the Montana Tunnels Mine to Pegasus for $4,500,000. Closing of the transaction is subject to completion of definitive documentation and approval of the Company's stockholders. Loan proceeds in the amount of $4,500,000 previously received by the Company from Pegasus will be credited against the sales price at closing and the loan will be extinguished (see Note 7).

     For each of the years ended December 31, 1996, 1995, and 1994, the Company received $720,000 in royalty income from the Montana Tunnels property.

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

Note 13. - Income Taxes

         Total income tax benefit for the years ended December 31, 1996, 1995 and 1994, was $55,000, $118,000 and $497,000 respectively. The entire income tax benefit of $55,000 for the year ended December 31, 1996, is the result of an adjustment to federal income taxes receivable related to net operating losses carried back to prior years. Income tax expense (benefit) consists of the following:


                                                     Current            Deferred             Total
                                                ------------------    --------------    -----------------
        Federal tax provision                           $(55,000)              $-               $(55,000)
        State tax provision                                    -                -                      -
                                                ==================    ==============    =================
        Year ended December 31, 1996                    $(55,000)              $-               $(55,000)
                                                ==================    ==============    =================

        Federal tax provision                          $(118,000)              $-              $(118,000)
        State tax provision                                    -                -                      -
                                                ==================    ==============    =================
        Year ended December 31, 1995                   $(118,000)              $-              $(118,000)
                                                ==================    ==============    =================

        Federal tax provision                          $(416,000)              $-              $(416,000)
        State tax provision                              (81,000)               -                (81,000)
                                                ==================    ==============    =================
        Year ended December 31, 1994                   $(497,000)              $-              $(497,000)
                                                ==================    ==============    =================




     The Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994, differs from the federal statutory tax rate for the following reasons:


                                                              1996              1995             1994
                                                          --------------    -------------    -------------
     Federal statutory rate                                   34.0%             34.0%             34.0%
     Change in valuation allowance                           (40.9%)           (22.4%)             -
     Revision of prior year's estimated tax                    3.8%              1.7%            211.9%
     Cost of sales for tax purposes less than financial
        statements                                             -                 3.0%           (184.5%)
     Exploration and development deducted for tax
        purposes not for financial statements                  -               (13.7%)            77.4%
     Royalty payments deducted for tax purposes not for
        financial statements                                   -                 -                22.3%
     Mineral property disposal, tax gain greater than
        financial statement gain                               -                (2.9%)           (44.4%)
     Statutory depletion over cost basis                       -                 -                16.2%
     Use of alternative minimum tax rate                       -                (0.1%)            29.4%
     State provision and other                                 4.4%              2.1%              7.6%
                                                          ==============    =============    =============
     Effective tax rate                                        1.3%              1.7%            169.9%
                                                          ==============    =============    =============


Note 13. - Income Taxes (Concluded)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:



     Deferred tax assets:                                                 1996                 1995
                                                                   ------------------   ------------------
         Reclamation liabilities, accrued for financial
             reporting purposes                                    $        310,000     $        439,000
         Deferred mining and processing costs, due to additional
            costs deferred for tax purposes.                                91,000               90,000
         Alternative minimum tax credit carryforwards                      157,000              157,000
         Net operating loss carryforwards                                3,826,000            3,343,000
         Other                                                                   -                8,000
                                                                   ------------------   ------------------

          Total gross deferred tax assets                                4,384,000            4,037,000
          Less valuation allowance                                      (3,838,000)          (3,612,000)
                                                                   ------------------   ------------------
          Total deferred tax assets                                        546,000              425,000
                                                                   ------------------   ------------------
     Deferred tax liabilities:
         Mineral properties, principally due to the
            capitalization of exploration and development costs
            for financial reporting purposes                              (397,000)            (296,000)
         Unrealized gain on commodity futures contracts
            recognized for tax purposes                                    (62,000)                   -
         Plant and equipment, principally due to accelerated tax
            depreciation.                                                  (87,000)            (129,000)
                                                                   ------------------   ------------------
          Total gross deferred tax liabilities                            (546,000)            (425,000)
                                                                   ==================   ==================
          Net deferred income taxes                                $                    $
                                                                                 -                    -
                                                                   ==================   ==================



     The change in the valuation allowance for the years ending December 31, 1996 and 1995 was $226,000 and $3,247,000, respectively.

         As of December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9,799,000 which are available to offset future federal taxable income, if any, through 2011. As the result of an audit by the Internal Revenue Service ("IRS") during 1996, an additional $3,151,000 of net operating loss carryforwards were disallowed by the IRS. The Company is currently protesting the IRS findings. In addition, the Company has net operating loss carryforwards for alternative minimum tax purposes of approximately $8,640,000 which are available to offset future alternative minimum taxable income, if any, through 2011.

Note 14. - Foreign Operations

         In 1995 the Company held significant identifiable assets in foreign jurisdictions, predominantly in Mexico. No revenue was derived from these foreign assets.

                                                                     Other Foreign         1995
(Amounts in thousands)            United States        Mexico        Jurisdictions         Total
---------------------------------------------------------------------------------------------------------
Loss from operations               $   5,688          $   1,428         $   1,152      $   8,268
---------------------------------------------------------------------------------------------------------

Identifiable assets                 $ 15,140          $   2,081         $     248       $ 17,469
---------------------------------------------------------------------------------------------------------



Note 15. - Commitments and Contingencies

Reclamation Surety

         Pursuant to the mining reclamation and bonding regulations of the State of Utah, Department of Natural Resources and the Bureau of Land Management, in 1993 the Company provided reclamation surety for the Goldstrike Mine in the amount of $2,251,000. In October 1995, the Company was advised that, as a result of the reclamation work accomplished by the Company at the Goldstrike Mine, the required surety had been reduced by approximately $514,000 to $1,737,000. The required surety is in the form of a certificate of deposit in the amount of $800,000 and letters of credit in the amount of $937,000. The certificate of deposit and restricted cash account supporting the letter of credit are reflected in Reclamation surety and other assets in the accompanying Consolidated Statements of Financial Position.

         Pursuant to the mining reclamation and bonding regulations of the State of Alaska, Department of Natural Resources, the Company provided reclamation surety for the Illinois Creek Mine in the amount of $1,575,000 in 1996. The required surety is in the form of certificates of deposit totaling $1,575,000 and is reflected in Reclamation surety and other assets in the accompanying Consolidated Statements of Financial Position.

Hedging

         As part of its gold hedging program the Company has entered into agreements with a major financial institution to deliver gold. Realization under these agreements is dependent upon the ability of the counterparties to perform in accordance with the terms of the agreement. As of December 31, 1996, the Company had entered into forward sales contracts for 140,900 ounces of gold for delivery at various dates through December 31, 1999 at an average selling price of $409 per ounce. Delivery under these spot deferred contracts can be deferred at the Company's option up to forty months depending on the individual contract. The aggregate unrealized excess of the net market value of the Company's forward sales contracts over the spot gold price of $368 per ounce as of December 31, 1996, is approximately $5,875,000. The aggregate unrealized gain on the Company's forward sales contracts accounted for as hedges of future production were approximately $5,033,000 at December 31, 1996.

         The Company has also written silver call options, which if exercised, would become spot deferred contracts with delivery deferred as previously described. At December 31, 1996 the Company had sold 825,300 ounces of silver call option contracts all at a strike price of $5.50 per ounce expiring on dates ranging from September 28, 1997 through December 29, 1999. Call options premiums received amounted to approximately $424,000.

Operating Leases

         The Company leases office space, office equipment and vehicles under operating leases which expire through 2001.

         Effective as of June 15, 1992, the Company entered into a new lease for its corporate offices in Lakewood, Colorado. The lease was amended effective June 1, 1996, to provide for additional office space and to extend the initial term of the lease to May 31, 2001. The lease contains an option to renew for an additional five year period at the market rate in effect at the time of renewal. The lease provides for base rent of $12,917 per month with annual increases each year beginning June 14, 1997. In addition, the Company is obligated to reimburse the landlord for the Company's proportionate share of increases in real estate taxes and operating expenses.

         Effective as of July 1, 1996, the Company entered into a new lease for its Alaska district offices in Anchorage, Alaska. The term of the lease is three years, commencing July 1, 1996, and ending June 30, 1999. The lease provides for aggregate rent of $121,284 payable in equal monthly installments of $3,369.

Note 15. - Commitments and Contingencies (Concluded)

         The following table sets forth the future minimum lease payment obligations as of December 31, 1996:


                                                    Minimum
                              Year               Lease Payments
                           ---------------    ---------------------
                              1997                    $298,000
                              1998                    $249,000
                              1999                    $191,000
                              2000                    $173,000
                              2001                     $76,000
                          ---------------     ---------------------

         Rent expense was $154,000, $113,000 and $139,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Contractor Claim

         One of the construction contractors on the Illinois Creek Property in Alaska working under an approximately $3 million contract with the Company has submitted invoices and claims totaling approximately $7 million for work completed in 1996. At December 31, 1996, the Company had paid the contractor $1,772,000 and has recorded an additional liability to the contractor, based on the Company's estimate of its obligation under the contract of $2,414,000. The unpaid invoices and claims are currently being reviewed, and it is likely that a significant portion of the invoices and claims will be disputed by the Company. The contractor has threatened legal proceedings if the dispute is not informally resolved. The Company and its representatives are currently reviewing the relevant facts and until that review is complete the Company cannot estimate the magnitude of any potential liability, possible counterclaims by the Company or the outcome of arbitration or litigation if the dispute cannot be resolved by negotiation. On November 8, 1996, the construction contractor also filed a lien on the Illinois Creek Property for certain unpaid invoices and claims submitted through that date.

Note 16 - Subsequent Events

Definitive Merger Agreement

         On February 5, 1997, the Company signed a definitive Merger agreement with Dakota Mining Corporation ("Dakota") whereby the shareholders of the Company will receive one share of Dakota common stock for every 1.1 shares of the Company's common stock and the Company will become a wholly owned subsidiary of Dakota (the "Merger"). The Merger is subject to the approval of the Toronto Stock Exchange, stockholder and creditor approval, review by other regulatory authorities, and other customary conditions.

         As part of the Merger Agreement, Dakota and the Company agreed that Dakota would provide a $5 million line of credit to the Company to provide interim working capital to sustain the Company's operations until the Merger is consummated. The line of credit bears interest at the rate of one per cent above a quoted prime rate and is due August 31, 1997 or earlier if the Merger agreement is terminated before such date. The proceeds are to be used to pay certain ongoing operating expenses of the Company, primarily in connection with start-up activities associated with the Illinois Creek Mine and to partially pay trade creditors of the Company and its subsidiaries.

         The line of credit is evidenced by two notes with similar terms but different amounts and different security. A $2 million note ("the first note") is secured by a second priority position in the shares of USMX of Alaska and ranks pari passu with the $22 million loan of Rothschild (which holds the first priority position in such collateral). USMX of Alaska is the subsidiary holding title to the Illinois Creek Mine. A second note for $ 3 million ("the second note") is secured by a first position on all of the shares of USMX's Mexican subsidiary and a first position on USMX's Thunder Mountain property in Idaho. Rothschild was granted a second priority security position in the second note security. Funding for the line of credit is being provided from the proceeds of a Special Warrant offering by Dakota described below.

         In February 1997, Dakota offered by way of private placement 25,000 Special Warrants at a price of Cdn. $1,000 per Special Warrant resulting in gross proceeds of Cdn. $25 million. Each Special Warrant entitles the holder to receive one 7.5% unsecured subordinated convertible debenture in the amount of Cdn. $1,000. Of the proceeds, US $5.0 million have been released immediately and the remaining proceeds have been deposited in escrow pending completion of the Merger and approval by the Dakota shareholders of the issuance of the common shares underlying the debentures. Completion of this offering was a condition of the Company's obligation to proceed with the Merger.

N. M. Rothschild & Sons Limited financing facility.

         Rothschild's consent is required for the extension of the $5 million line of credit and consummation of the Merger. Further, Dakota, as the potential owner of the Company, desired certain changes to the Rothschild loan facility in order to avoid immediate defaults under such facility after closing of the Merger. Accordingly, the Rothschild and Dakota negotiated an Intercreditor Agreement which provided, among other things:

i) The consent of Rothschild to the Merger and the extension of the $5 million line of credit from Dakota to the Company on the terms described above.

ii) Rothschild's agreement to share, pari passu with Dakota, in any proceeds from foreclosure of the Company's share security in the ratio of the amount outstanding under the first note to $22 million, but with Rothschild retaining the right to deal with such security.

iii) Dakota's agreement to fund at least $2 million of its line of credit for costs and expenses at the Illinois Creek Mine according to a plan prepared by the Company and approved by Rothschild and Dakota.

iv) The agreement of Dakota to guarantee the Company's obligations under the Rothschild Credit Agreements until "commercial completion" of the Illinois Creek Mine.

v) The agreement of Rothschild to forebear from exercising its rights to declare and enforce defaults (except payment or bankruptcy defaults) of the Company under the Rothschild Credit Agreements until consummation of the Merger, termination of the $5 million line of credit or June 30, 1997.

vi) Rothschild and Dakota agreed to amend certain terms and covenants in the Rothschild Credit Agreements, to be effective upon closing of the Merger. These include revisions to the definition of "commercial completion", and amendments to certain financial covenants.

vii) Both parties' rights to share in collateral terminate if the Merger is consummated or the $5 million line of credit is extinguished.



Note 16 - Subsequent Events (Concluded)

viii)At the closing of the Merger, a $2.5 million convertible loan under the Rothschild Credit Agreements will be extinguished by payment of $1.5 million by Dakota and adding the balance to the outstanding amounts under the project financing portion of the such Agreements.

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

         (b)      Reports on Form 8-K.

                  The Company filed a Report on Form 8-K on November 21, 1996, regarding its Illinois Creek Project and amendments to the Rothschild Credit Agreements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     USMX, INC.
                                                    (Registrant)
                   Date:  3/31/97            By:    /s/ Donald P. Bellum
                                            ----------------------------------
                                               Donald P. Bellum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                   Date:  3/25/97                      /s/ Donald P. Bellum
                                                       -----------------------------------------------------
                                                       Donald P. Bellum, President, Chief Executive
                                                       Officer, and Chairman of the Board of Directors

                   Date:  3/25/97                      /s/ Dennis L. Lance
                                                       -----------------------------------------------------
                                                       Dennis L. Lance, Vice President - Exploration

                   Date:  3/25/97                      /s/ Donald E. Nilson
                                                       -----------------------------------------------------
                                                       Donald E. Nilson, Vice President - Finance,
                                                       Secretary, Chief Financial Officer

                   Date:  3/25/97                      /s/ Daniel J. Stewart
                                                       -----------------------------------------------------
                                                       Daniel J. Stewart, Controller

                   Date:
                                                       -----------------------------------------------------
                                                       George J. Allen, Director

                   Date:  3/27/97                      /s/ Phillips S. Baker
                                                       -----------------------------------------------------
                                                       Phillips S. Baker, Director

                   Date:  3/27/97                      /s/ Terry P. McNulty
                                                       -----------------------------------------------------
                                                       Terry P. McNulty, Director

                   Date:  3/27/97                      /s/ Werner G. Nennecker
                                                       -----------------------------------------------------
                                                       Werner G. Nennecker, Director

                   Date:  3/31/97                      /s/ Gregory Pusey
                                                       -----------------------------------------------------
                                                       Gregory Pusey, Director

                   Date:  3/27/97                      /s/ Robert Scullion
                                                       -----------------------------------------------------
                                                       Robert Scullion, Director



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
y Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year December 31, Error! Reference source not found. or X Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______________________ to ______________________

Commission File Number 0-9370
                               -------------------
                                   USMX, INC.
             (Exact name of registrant as specified in its charter)
                               -------------------
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
(Address of principal executive offices)                     (Zip Code)

                                 (303) 985-4665
               Registrant's telephone number, including area code


                                    EXHIBITS

                                INDEX TO EXHIBITS

NUMBER                       DESCRIPTION



Exhibit 2 Agreement and Plan of Merger, dated February 4, 1997, among the Company, Dakota Mining Corporation and Dakota Merger Corporation, filed as an Exhibit to the Company's Report on Form 8-K filed on or about February 5, 1997, is incorporated herein by this reference.

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

Exhibit 10.46a Letter  dated  February 5, 1996,  amending the  Agreement,  dated effective December 16, 1994, between the Company and North Pacific Mining Corporation, previously filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

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

Exhibit 10.51 Option agreement, dated February 4, 1997, between the Company and Dakota Mining Corporation, previously filed as an Exhibit to the Company's Report on Form 8-K filed on or about February 5, 1997, is incorporated herein by this reference.

Exhibit 10.52 Support Agreement, dated February 4, 1997, among the Company, Pegasus Gold Inc. and Dakota Mining Corporation, previously filed as an Exhibit to the Company's Report on Form 8-K filed on or about February 5, 1997, is incorporated herein by this reference.

Exhibit 10.53 Loan Agreement dated March 11, 1997, among the Company, USMX of Alaska, inc. and Dakota Mining Corporation, filed as an Exhibit to the Registration Statement on Form S-4 of Dakota mining Corporation (File No. 333-23453), is incorporated herein by this reference.

Exhibit 10.54 Credit Agreement between USMX of Alaska, inc. and N M Rothschild & Sons Limited, dated July 11, 1996, filed as an Exhibit to the Company's Report on Form 8-K, filed on or about July 24, 1996, and First Amendment to Credit Agreement, dated as of November 15, 1996, filed as an Exhibit to the Company's Report on Form 8-K, filed on or about November 21, 1996, are incorporated herein by this reference.

Exhibit 10.55 Credit Agreement between the Company and N M Rothschild & Sons Limited, dated July 11, 1996, previously filed as an Exhibit to the Company's Report on Form 8-K on or about July 24, 1996, and the First Amendment to the USMX, Inc. Credit Agreement, dated as of November 15, 1996, previously filed as an Exhibit to the Company's Report on Form 8-K, filed on or about November 21, 1996, are incorporated herein by this reference.

Exhibit 10.56 Guaranty of the Company to N M Rothschild & Sons Limited, dated July 11, 1996, previously filed as an Exhibit to the Company's Report on Form 8-K filed on or about July 24, 1996, and the Guarantor's Acknowledgment of First Amendment to USMX of Alaska, Inc. Credit Agreement dated November 15, 1996, previously filed as an Exhibit to the Company's Report on Form 8-K, filed on or about November 21, 1996, are incorporated herein by this reference.

Exhibit 10.57 Hedging Agreement between USMX of Alaska, Inc. and N M Rothschild & Sons Limited, dated July 11, 1996, previously filed as an Exhibit to the Company's Report on Form 8-K filed on or about July 24, 1996, is incorporated herein by this reference.

Exhibit  10.58 Registration  Rights  Agreement  between  the  Company  and  N  M
               Rothschild & Sons Limited, dated July 11, 1996, previously filed as an Exhibit to the Company's Report on Form 8-K filed on or about July 24, 1996, is incorporated herein by this reference.

Exhibit 22     Subsidiaries of the Company

Exhibit 24.1   Consent of KPMG Peat Marwick LLP