Form 10-K/A
period 1996-12-31
USMX INC
filed 1997-05-06
CIK 315523

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


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       USMX, INC.
                                                       (Registrant)

Date: April 30, 1997                              By: /s/ Greg Pusey
                                                  -----------------------
                                                   Greg Pusey, President

                      DOCUMENTS INCORPORATED BY REFERENCE
                   Items 10, 11, 12 and 13 are anticipated to
                 be included in the definitive proxy statement




                                Table of Contents


Items 1 and 2.     Business and Properties...........................................................2
                  Introduction.......................................................................2
                  History of Operations..............................................................3
                  The Illinois Creek Project.........................................................4
                  The Thunder Mountain Project.......................................................10
                  Montana Tunnels....................................................................13
                  Exploration........................................................................14
                  Mexico                                                                             15
                  RISK FACTORS                                                                       17
                  General Risks Related to the Mining Industry.......................................18
                  Specific Risks Related to USMX.....................................................21
                  Specific Risks Related to Dakota...................................................25
                  Risks Related to the Merger........................................................26
                  Employees..........................................................................27
                  Financial Information about Foreign and Domestic Operations and Export Sales.......27
                  Glossary of Terms..................................................................28
Item 3.     Legal Proceedings........................................................................33
Item 4.     Submission of Matters to a Vote of Security Holders......................................33
Item 5.     Market For The Registrant's Common Equity And Related Stockholder Matters................34
Item 6.     Selected Financial Data..................................................................34
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....35
                  Going Concern Uncertainty..........................................................35
                  Liquidity and Capital Resources....................................................35
                  Results of Operations..............................................................38
Item 8.     Financial Statements and Supplementary Data..............................................44
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....70
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................70
INDEX TO EXHIBITS....................................................................................71


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


         On January 3, 1997 the Company entered into an agreement in principle to merge ("Merger") with Dakota Mining Corporation ("Dakota"). The Merger is subject to, among other things, stockholder approval. A definitive Merger Agreement was executed on February 5, 1997. On March 17, 1997, Dakota filed a Registration Statement with the Securities and Exchange Commission ("SEC") regarding this transaction, including a preliminary draft Joint Proxy Statement / Prospectus. The Annual Meeting is scheduled for May 27, 1997.



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



                                                                                                    Contained           Waste to
                                          Contained Gold                        Gold Equivalent        Gold               Ore
       Ore Tons          Gold Grade          Ounces           Silver Grade          Grade         Equivalent Ounces      Ratio
     -----------        -----------       --------------      ------------     -----------------  -----------------   -----------
    6,219,470(1)        .064 oz/ton          398,046          1.422 oz/ton     0.069 oz/ton(2)        429,143           2.28:1(3)

(1)  In addition there are approximately 575,000 tons of material with grades between 0.015 oz/ton and the cut-off grade of 0.025 oz/ton which must be stripped and may be placed on the heap if economics warrant it.
(2)  Gold Equivalent grade is calculated using a gross recovery for silver of 25% and a gold to silver price ratio of 80.
(3)  Metallurgical  recovery  from the  run-of-mine  ore is  projected to be approximately  80% of  contained  gold  and 25% of  contained  silver.  Seasonal leaching of gold is  currently  planned,  however,  year round  leaching  may be conducted if operations prove this to be effective.


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


         The mine operating schedule will be ten hours per shift, two shifts per day, six days per week. Present plans provide for three crews which will rotate on a four-week on, two-week off schedule. USMX expects to employ approximately 54 people at Illinois Creek, which excludes personnel to be employed by the mine contractor.


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



Settlement Agreement with Peak Oilfield Service Co. (Peak)

     Peak supplied construction services to USMX at its Illinois Creek project in Alaska. A dispute arose between USMX and Peak concerning payment of, and the amount owed to, Peak for its services. Peak claimed over $70.0 million was owed to it under a $3.0 million construction contract and USMX disputed such amount. Peak filed a mechanic's lien on the Illinois Creek Project in November, 1996.


     The parties entered into settlement discussions (in which Dakota also participated) as part of the effort to deal with USMX's outstanding liabilities prior to closing of the Merger. The parties entered into a letter agreement on April 22, 1997 to settle this dispute for $5 million was owed to it under a $3.0 million construction contract and USMX disputed such amount. Peak filed a mechanic's lien on the Illinois Creek Project in November, 1996.

          a) Peak will release its mechanic's lien on the Illinois Creek Project and USMX will pay Peak an aggregate of $5 million in cash and securities as follows:

               i.   $1,772,000 was previously paid by USMX to Peak;

               ii. An additional cash payment of $445,598 will be made within one day of execution of the letter agreement;

               iii. A further cash payment of  $1,782,396,  plus interest at 9 %
                    per annum, commencing April 11, 1997, upon consummation of the Merger but not later than June 15, 1997; and

               iv. The issuance of 1,000,000 shares of USMX Common Stock immediately prior to consummation of the Merger. Dakota has agreed to use its best efforts to file a Registration Statement covering the resale of the Dakota Common Shares to be received by Peak in connection with the Merger.

               b) USMX agreed that Peak would retain its full lien rights and the right to claim the full amount of its claims, if the settlement is not consummated;

               c) If the Merger is not consummated by June 15, 1997, then USMX would have the right for a sixty-day period thereafter to pay Peak solely in cash the balance of $2,782,396, plus interest at 15 % annum. If the payment is not made, Peak may obtain a judgment against USMX for $2,782,396 or may rescind the settlement agreement in which event could reassert its original claims, and USMX could reassert it objections to such claims.


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


         The Thunder Mountain Agreement requires that, before USMX can put the property into commercial production, it must prepare and deliver to the owners a feasibility study regarding the project. USMX has extended the term of the agreement through June 15, 1997. However, the Thunder Mountain Agreement further provides USMX with the option for a final extension until April 30, 1998, in exchange for an additional advance royalty payment of $250,000. The advance royalty payments made may be recovered by USMX for seven years after payment should the Owners elect to receive royalties under options (a) or (c) below. The Thunder Mountain Agreement terminates if USMX fails to deliver a feasibility study to the Owners by the end of the last year's extension under the Agreement or if USMX exercises its right to terminate the Thunder Mountain Agreement at any time.


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

     Plan of Operations


     The Dewey Mine contains a bulk tonnage, heap-leachable mineral deposit located on patented lode mining claims in the central portion of the Thunder Mountain Mining District. It is presently anticipated that conventional open pit/heap leach techniques will be used with the fluid management system to be designed as a zero discharge system. Due to the remote location of the mineral deposit USMX would be required to generate its own electrical power.


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

                                                                                            Investment as of
Property                                 State                  Status                      December 31, 1996
--------                                 -----                  ------                      -----------------

Goldstrike Area                          Utah                   Drilling Proposed                 $38,000

Baggs Creek/Hidden Hand                  Montana                Has small resource                 69,000

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


     USMX conducted exploration on the concessions in 1993 and 1994 outlining an area if mineralized material which is open in all directions. The project was joint ventured to Minera Kennecott, the Mexican entity of RTZ-CRA, on July 15, 1995, under terms whereby Kennecott can earn majority interest in the project by paying USMX $850,000, spending $2,500,000 over a period of five years and delivering to USMX a feasibility study. Upon delivery of a feasibility study USMX has the option to participate in the joint venture at 35% or elect a 4 to 4.5% net smelter royalty depending on gold price.


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


     During 1995, the property was joint ventured with a subsidiary of Phelps Dodge Corporation. Phelps Dodge has conducted geophysical surveys over the property and has recently completed a first phase drilling program; However, the joint venture was terminated in March 1997. Following review of the Phelps Dodge data, USMX will either conduct further exploration, seek a new joint venture partner or terminate its agreements pertaining to the property. As of December 31, 1996, USMX had invested a total of $508,000 in the property.


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

     Other Mexican Mineral Properties.


         USMX has additional mineral properties in Mexico as follows.

                                                                                                 Investment as of
      Property                                            State                 Status           December 31, 1996
      --------                                            -----                 ------           -----------------

      Altar, Los Apaches                                 Sonora              Joint Venture              $240,000
      El Ocuca, Las Rastras                              Sonora              Joint Venture              $146,000
      San Miguel                                         Sonora           Available for Lease           $ 36,000






     Ecuador


     In 1995, USMX acquired all of the outstanding capital stock of Mega Minerals S.A., an Ecuadorian company. The assets of the Ecuadorian company at the time of acquisition consisted of title to eight exploration concessions comprising approximately 80,600 acres and the right to acquire title to four additional exploration concessions comprising approximately 5,900 acres. The twelve concessions are located in the Nambija-Zamora gold belt of southern Ecuador. Initial exploration on these concessions has yielded encouraging results and the land position has been reduced in size to cover the most promising target areas. Geological mapping and geochemical sampling of stream sediments anomalous in base and precious metals have identified a two kilometer by three kilometer zone of skarn type alteration with associated base metals and gold mineralization. An exploration program is being planned to further evaluate the discovery and USMX is also seeking interest from other mining companies to participate in a joint venture. USMX's expenditures in Ecuador through December 31, 1996 totaled $335,000.



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

         Government Regulation



     USMX's and Dakota's mining operations are subject to various laws and regulations concerning prospecting, developing, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, environmental protection, mine safety and other matters. USMX and Dakota seek to make good faith efforts to comply with all applicable laws and regulations. Except as otherwise disclosed herein, Dakota and USMX believe they are each in compliance with all applicable material governmental regulations. Instances of non-compliance or new laws or regulations governing operations and activities of mining companies, however, could have a material adverse impact on the business of USMX and Dakota.


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



     In the context of environmental compliance and permitting, including the approval of reclamation plans, USMX and Dakota must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted, constructed and operated and how stringently the regulations are implemented by the applicable regulatory authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that a company would not proceed with the development of a project or the operation or further development of a mine. Except as otherwise disclosed herein, Dakota and USMX each believe that their respective operators are in substantial compliance with all applicable material environmental regulations. However laws, regulations and regulatory policies involving the protection and remediation of the environment are constantly changing at all levels of government and are generally becoming more restrictive and the costs imposed on the development and operation of mineral properties are increasing as a result of such changes. USMX and Dakota have made, and expect to make in the future, significant expenditures to comply with such laws and regulations.



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


Specific Risks Related to USMX

     Going Concern Uncertainty of USMX; Illinois Creek Project Commitments



     At December 31, 1996, USMX had a working capital deficiency of $27.1 million. During 1996 USMX devoted or committed substantially all of its liquid resources to development of the Illinois Creek Project. During 1996, the estimated development costs for the Illinois Creek Project increased substantially, partially due to weather-related delays and other problems arising from the complexities of developing a mine in Alaska using only air transport. At December 31, 1996, USMX had unpaid commitments to suppliers and contractors of approximately $5.7 million for work completed in 1996. USMX has also expended $1.8 million of the $5 million Dakota loaned for additional construction work at Illinois Creek. USMX estimates that an additional $7 million, including $3.2 million of working capital, will be required to bring the mine to production. USMX's lending arrangements with Rothschild, its principal lender, require it to maintain minimum balances in a Proceeds Account for use only in connection with the Illinois Creek Project and to maintain certain financial ratios related to such Project and to USMX. USMX was required to deposit $1.5 million to the Proceeds Account by September 30, 1996, which requirement was not satisfied. USMX is also not in compliance with other covenants of the Rothschild Credit Agreements. USMX's auditors have included an explanatory paragraph in their report that states that these matters, among others, raise substantial doubt about USMX's ability to continue as a going concern and that the financial statements of USMX do not include any adjustments that might result from the outcome of this uncertainty.



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



     If USMX is unable to maintain compliance with its credit obligations to Rothschild, it risks a possible foreclosure of Rothschild's security interest in the Illinois Project and legal action for monetary damages against USMX. USMX does not presently have capital resources available to satisfy its obligations to Rothschild. Accordingly, if the Merger is not consummated, USMX will need to obtain other financing or attempt to merge or engage in another form of business combination with an entity with available cash resources or sell assets. USMX has made no such arrangements and there can be no assurance that USMX would be successful in obtaining any such arrangements. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     USMX commenced mining operations at the Illinois Project in late 1996, but postponed gold production due to the onset of winter. If the Merger is completed by the end of May 1997, USMX forecasts achieving gold production in the summer of 1997. Any revenues from gold sales as well as any other funds deposited to the Proceeds Account by USMX may not be withdrawn for USMX's general corporate purposes until Completion has occurred. As defined in the Rothschild Credit Agreements, the requirements for Completion include the construction of the Project facilities, which facilities and equipment thereon must be mechanically complete and electrically operable ("Mechanical Completion"), the achievement of production amounts and grades, costs and reserves similar to the development plan, and the absence of any default in the credit agreements. Completion has not occurred, and there can be no assurance that the conditions for Completion will be satisfied. Moreover, USMX projects that the earliest date the conditions could be satisfied would be in the fall of 1997. Accordingly, USMX could be severely constrained in its ability to conduct operations and to pursue other mining opportunities pending Completion. There can be no assurance that Completion will be achieved or that there will not be a significant delay in achieving Completion. See "Intercreditor Agreements."


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

     Certain Illinois Creek Project Risks

         Completion and operation of the Illinois Creek Project involve numerous risks, including the following:

     Pre-Production Work and Testing


     The development of the mine and construction of the related facilities were substantially completed in October 1996. In the fall of 1996, the mining contractor placed approximately 115,000 tons of overliner material and run-of-mine ore on the leach pad. USMX is required to successfully complete a test to demonstrate that the synthetic pad liner meets certain leak test criteria. After completion of this test to the satisfaction of appropriate regulatory authorities, which is expected to occur in late May or June of 1997, USMX would begin placing ore and cyanide solutions to the heap with gold production anticipated shortly thereafter. However, there are numerous risks associated with the start-up of a new mine and there can be no assurance that gold production will be achieved as forecasted.


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

Merger  Agreement
The agreement dated February 5, 1997 between Dakota, Dakota Merger Corporation and USMX relating to the Merger annexed to the Joint Proxy Statement/Prospectus as Appendix A.


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



         At March 16, 1997, the approximate number of holders of record of the Company's Common Stock was approximately 4,000. This number does not include beneficial owners holding shares through nominee or "street" names. No cash dividends have been paid by the Company. It has been the Company's policy to use funds derived from its earnings for exploration, development and other business activities. The Company currently intends to continue this policy and does not anticipate paying cash dividends in the near future. Any determination to pay cash dividends in the future will be made by the Company's Board of Directors after consideration of the Company's financial condition, business prospects and other relevant factors. At present, the Company is precluded from paying dividends pursuant to the Rothschild Credit Agreements.

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

     USMX has entered into a Merger Agreement with Dakota. The Merger is subject to approval by the TSE, stockholder and creditor approval, review by other regulatory authorities, and other customary conditions. In connection with the Merger, Dakota has agreed to loan up to $5 million to USMX to be used to pay for work completed and ongoing work at the Illinois Creek Mine prior to the Merger. In connection with the Merger, USMX's principal lender, agreed with Dakota not to accelerate the due date of any loans to USMX or to exercise any rights it may have to collateral security (except for payment or bankruptcy defaults) until the earlier of the consummation of the Merger, the termination of the Merger Agreement in accordance with its terms, or June 30, 1997.


     Should USMX be unable to complete the Merger with Dakota, the ability of USMX to continue as a going concern is dependent on the continued forbearance of Rothschild, and the commencement and continuation of successful operations at the mine. Future profitability of the mine is dependent on USMX's ability to produce gold from the mine in quantities and at costs consistent with those projected by USMX.



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


         The original Illinois Creek development budget was $22.6 million, including $4.7 million in estimated working capital. In the process of obtaining bids from construction contractors, USMX determined that the forecast needed to be increased by approximately $2.8 million to $25.4 million. As a result of weather induced delays, complexities of developing a mine using only air transport and other complexities of developing a mine in a remote area, USMX had incurred costs at December 31, 1996, of approximately $30.7 million related to the development of the property, including approximately $2.8 million of working capital. At December 31, 1996, USMX had unpaid obligations to suppliers and contractors of approximately $5.7 million for work completed in 1996. As noted below, subsequent to December 31, 1996, USMX obtained a $5 million line of credit from Dakota, which funds were made available to Dakota as a partial release of funds from a Dakota private placement. Dakota expects to utilize a substantial portion of the additional proceeds from that private placement for repayment of the balance of USMX's unpaid obligations, and for construction and working capital requirements at Illinois Creek. Of the $5.7 million unpaid at December 31, 1996, USMX has subsequently paid from the $5 million Dakota line approximately $1.8 million.

         USMX estimates that an additional $7 million, including $3.2 million of working capital will be required to bring the mine to production. In the event the Merger is consummated and the additional proceeds from the Dakota financing are received, gold production is scheduled for the summer of 1997.

         In the event the Merger is not consummated, USMX would need to obtain other financing or attempt to merge or engage in another form of business combination with an entity with available cash resources, or sell assets. Prior to entering into the agreement in principle to merge with Dakota, USMX had contemplated a public offering of securities to raise additional capital. USMX determined not to proceed with such plans because of the attractiveness of the Merger with Dakota. Nonetheless, considerable preparation for such offering had been accomplished, including regulatory filings and preliminary marketing arrangements. Moreover, Illinois Creek is presently closer to production and the ability to achieve cash flow from operations is nearer to realization. USMX has also reduced its general and administrative expenditures in an effort to lower its ongoing cash requirements. As a result, USMX believes that it has reasonable prospects for continued forbearance from Rothschild and other creditors pending receipt of funds from operations at Illinois Creek and proceeds of a securities offering or as a result of another business combination. USMX also believes that the prospects for sale of its principal asset, the Illinois Creek Mine, are enhanced as the plans for production are advanced. Therefore, USMX believes that it has a viable plan for continuation of operations. As noted elsewhere herein, USMX's plan is subject to substantial risk and success of its plan is not assured.

         One of the construction contractors on the Illinois Creek Property in Alaska working under an approximately $3 million contract with the Company has submitted invoices and claims totaling approximately $7 million for work completed in 1996. At December 31, 1996, the Company had paid the contractor $1,772,000 and has recorded an additional liability to the contractor, based on the Company's estimate of its obligation under the contract of $2,414,000. On November 8, 1996, the construction contractor also filed a lien on the Illinois Creek Property. The lien is related to certain invoices and claims submitted through that date. In April, 1997, USMX and the construction contractor agreed in principle to settle the claim for $5 million. See "Business & Properties - Illinois Creek Project - Other Agreements."


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



     USMX's mining operations are subject to various laws and regulations concerning prospecting, developing, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, environmental protection, mine safety and other matters. USMX seeks to make good faith efforts to comply with all applicable laws and regulations. Except as otherwise disclosed elsewhere in the Prospectus, USMX believes that it is in substantial compliance with all applicable material governmental regulations. Instances of non-compliance or new laws or regulations governing operations and activities of mining companies however, could have a material adverse impact on the business of USMX.

     Mining is subject to potential risks and liabilities with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to USMX's ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to companies within the industry. To the extent USMX is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the company and could have a material adverse effect on the company.

     In the context of environmental compliance and permitting, including the approval of reclamation plans, USMX must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted, constructed and operated and how stringently the regulations are implemented by the applicable regulatory authority. It is possible that costs and delays associated with compliance with such laws, regulations and permits could become such that a company would not proceed with the development of a project or the operation or further development of a mine. Except as otherwise disclosed elsewhere in this Prospectus, USMX believes that it is in substantial compliance with all applicable material environmental regulations. However, laws regulations and regulatory policies involving the protection and remediation of the environment are constantly changing at all levels of government and are generally becoming more restrictive and the costs imposed on the development and operation of mineral properties are increasing as a result of such changes. USMX has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.


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


     The Illinois Creek Project is permitted as a "zero discharge facility". As such, operation will require strict control of the water balance to ensure that no discharge occurs. Upon closure, reclamation activities will be closely monitored and effluent from the decommisioned facility will be required to meet strict water quality standards.




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


     In the course of its normal business, USMX uses financial instruments to manage its exposure to fluctuations in the price of gold which it produces. Contract positions are designed to ensure USMX will receive a defined minimum price for a portion of its gold production. Potential gains in gold price increases are also eliminated under forward sales commitments if such commitments are not bought back.

     USMX is exposed to credit risk to the extent of an inability of a counterparty to honor contracts, however, management believes the risk of incurring losses due to credit risk is remote.

     Market risk on financial instruments results from fluctuations in the gold price during the periods in which the contracts are outstanding. USMX manages its exposure to market risk by attempting to match future physical gold delivery with contract maturities. The risk of loss arises from the possible inablility of USMX to deliver gold.

     USMX's accounting treatment of financial instruments and hedging is outline in Notes 2 and 14 to the consolidated financial statements.

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

Item 8.     Financial Statements and Supplementary Data.

                           USMX, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         At December 31, 1996 and 1995,
              For the years ended December 31, 1996, 1995 and 1994


                                                                     Page

                                                               ---------------
          Independent Auditors' Reports                                46

          Consolidated Financial Statements:

             Consolidated Statements of Financial Position          47 - 48
             Consolidated Statements of Operations                     49
             Consolidated Statements of Stockholders' Equity           50
             Consolidated Statements of Cash Flows                  51 - 52
             Notes to Consolidated Financial Statements             53 - 70

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




                              KPMG PEAT MARWICK LLP




Denver, Colorado


March 11, 1997

USMX, INC. and Subsidiaries
Consolidated Statements of Financial Position

                                                                                       December 31,
                                                                                1996                 1995
--------------------------------------------------------------------------------------------------------------
                                                                                  (Amounts in thousands)
Assets
Current assets:
    Cash and cash equivalents                                              $         238             $  5,226
    Restricted cash                                                                  108                    -
    Ore Inventories                                                                  200                    -
    Supplies inventories                                                             488                    -
    Federal income taxes receivable                                                  424                  381
    Prepaid financing costs                                                          687                    -
    Other                                                                            116                  227
--------------------------------------------------------------------------------------------------------------
      Total current assets                                                         2,261                5,834
--------------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost:
    Undeveloped mineral properties                                                 1,826                2,913
    Mineral properties under development                                          12,043                6,345
    Construction in progress                                                      27,905                    -
    Developed mineral properties                                                     920                  920
    Mine buildings and equipment                                                   3,042                2,451
    Vehicles, furniture and equipment                                                703                  662
--------------------------------------------------------------------------------------------------------------
                                                                                  46,439               13,291
    Less accumulated depreciation,
      depletion and amortization                                                 (3,532)               (3,475)
--------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                         42,907                9,816
--------------------------------------------------------------------------------------------------------------

Commodity futures contracts, at market                                             1,144                    -
Reclamation surety and other assets                                                3,843                1,819
--------------------------------------------------------------------------------------------------------------
  Total assets                                                                 $  50,155              $17,469
--------------------------------------------------------------------------------------------------------------
                                                                                   (Continued)


USMX, INC. and Subsidiaries
Consolidated Statements of Financial Position
(Concluded)

                                                                                      December 31,
-------------------------------------------------------------------------------------------------------------
                                                                                1996                1995
-------------------------------------------------------------------------------------------------------------
                                                                                 (Amounts in thousands)
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long term debt                                          $  21,355             $     -
    Current portion of note payable to related party                                 355                   -
    Accounts payable                                                               6,708                 312
    Accrued salaries                                                                  84                  73
    Accrued reclamation                                                              843                 304
    Other accrued liabilities                                                         48                  51
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   29,393                 740
-------------------------------------------------------------------------------------------------------------


Note payable to related party, less current portion                                3,923                   -
Deferred commodity option premiums, at market                                        298                   -
Estimated reclamation liability                                                        -                 885

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000
      shares authorized, none issued                                                   -                   -
    Common stock, $.001 par value, 45,000,000
      shares authorized, 16,184,000 shares issued
      and outstanding as of December 31, 1996,
     14,644,000 shares issued and outstanding
      as of December 31, 1995                                                         16                  15
    Additional paid-in capital                                                    19,581              15,583
    Retained earnings (Accumulated deficit)                                      (3,056)                 246
-------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  16,541              15,844
Commitments and contingencies (Note 14)
-------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                             $  50,155            $ 17,469
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

USMX, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Concluded)

                                                                                       Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                     1995          1994          1993
------------------------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash                                                  (Amounts in thousands)
Provided by Operating Activities

  Net income (loss)                                                              $   (3,302)     $ (6,906)      $   204

  Adjustments to reconcile  net income  (loss) to net cash provided by (used in)
    operating activities:
      Depreciation, depletion and amortization charged to costs and expenses             109          134         1,484
      Asset abandonments, write downs and impairments                                  1,416        2,928           261
      Gain on sale of common stock held for investment                                 (936)            -             -
      Unrealized gain on commodity futures and option contracts                        (884)            -             -
      Other, net                                                                           -         (15)            14
      Changes in operating assets and liabilities:
        (Increase) decrease in ore inventories                                         (200)        2,344         1,647
        (Increase) decrease in supplies inventories                                    (488)           34            27
        Depreciation, depletion and amortization
          included in ending inventories                                                   -            -           619
        (Increase) decrease in federal income taxes receivable                          (43)        (107)           744
        (Increase) in other current assets                                             (576)            -             -
        Increase (decrease) in accounts payable                                        1,434          116        (1,044)
        Increase (decrease) in accrued salaries                                           11           41          (153)
        Increase (decrease) in other accrued liabilities                                 295         (45)           (35)
        Increase (decrease) in accrued and estimated reclamation liabilities           (346)          335          (874)
        Other changes in assets and liabilities, net                                   (260)        (150)           233
------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                   $   (3,770)      $(1,291)       $3,127
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

     The Company has entered into a definitive Merger Agreement with Dakota Mining Corporation ("Dakota") (see Note 15). The Merger is subject to the approval of the Toronto Stock Exchange, stockholder and creditor approval, review by other regulatory authorities, and other customary conditions. In connection with the Merger, Dakota has agreed to loan the Company up to US $5.0 million to be used to pay for work completed and ongoing work at the Illinois Creek Mine prior to the Merger. Concurrent with the Merger Agreement, Dakota entered into an intercreditor agreement with the Company's principal lender, N M Rothschild & Sons Limited ("Rothschild"), whereby Rothschild agreed not to accelerate the due date of any loans to USMX or to exercise any rights it may have to collateral security until the earlier of the consummation of the Merger, the termination of the Merger agreement in accordance with its terms, or June 30,1997.

     Should the Company be unable to complete the Merger with Dakota, the ability of the Company to continue as a going concern is dependent on the continued forbearance of Rothschildand the commencement and continuation of successful operations at the mine. Future success of the mine is dependent the Company's ability to produce gold from the mine in quantities and at costs consistent with those projected by the Company.

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

Ore Inventory


     Production costs incurred are charged to Ore inventories as incurred. Cost of gold sold is based on the currently estimated life of mine average cost. The amount carried in the Company's balance sheet for Ore inventories is the lower of the difference between production costs incurred to date and the amount charged to Cost of gold sold to date or the net realizable value of the inventoriable ore.

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

     Management periodically reviews the carrying value of its investments in exploration properties with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral reserves, anticipated future mineral prices, the anticipated future costs of exploring, developing, and operating a producing mine, the expiration term and ongoing expenses of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre-determined holding period for properties with unproven reserves, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and their carrying values are appropriate.

     If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and properties and deferred exploration expenditures represent costs to date and do not necessarily reflect present or future values. Proceeds from rentals and option fees relating to undeveloped mineral properties in which the Company has an economic interest are credited against capitalized property costs and no gain is recognized until all costs have been fully recovered.

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

Note 3. - Ore Inventories

     Ore inventories in the accompanying consolidated statements of financial position represent mining, pad loading and processing costs associated with gold in various stages of production. Approximately $200,000 of costs were capitalized as of December 31, 1996 associated with ore stockpiled and ore placed on the leech pad at the Illinois Creek Mine.

     During 1995 the Company recorded an impairment of Ore inventories of $1,620,000 relating to the Goldstrike Mine (see Note 7).

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

Montana Tunnels

         The Company owns a net profits royalty interest in this property and, accordingly, the carrying value has been classified as a producing mineral property in the Company's consolidated statements of financial position (see
Note 12.). In June 1996, the Company and Pegasus Gold Inc. ("Pegasus"), an affiliate, agreed to the sale of the Company's net profits royalty interest in the Montana Tunnels property to Pegasus for $4,500,000. The sale is pending definitive documentation and approval of the Company's stockholders (see Note
8).

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

Mineral Property Write-downs


     During 1996 the Company wrote down the carrying value of the Nambija property in Ecuador and the Amargosa and La Reserva properties in Mexico by $335,000, $326,000 and $81,000 respectively. The carrying value of each of the properties was reduced to zero. To date, no significant economic mineralization has been encountered on the properties. The La Reserva property is currently being explored in joint venture with another mining company. The Nambija and Amargosa properties are being held for possible future joint venture exploration. During 1995, the Company wrote down the Armagosa property by $1,000,000.

     In June 1995, the Commonwealth of Puerto Rico adopted legislation which amended the island's mining law to prohibit future mining of metallic deposits by open pit methods. Although the Company considered various strategies, the effect of the mining law, as currently amended, is to render the Company's plan for development of the Cala Abajo deposit uneconomic. As a result the Company reduce the carrying value of the property to zero and recorded an impairement loss of $1,039,000 during 1995.

     Gold production at the Company's Goldstrike Mine in Utah declined sharply in August and September, 1995. This decline in gold recovery triggered a reevaluation of the estimated remaining recoverable gold ounces in the heaps. It was determined that it was no longer economicaly feasible to add cyanide to the system and the rinsing of the heaps commenced in October 1995. As a result, the carrying value of Deferred mining and processing costs were reduced to the fair market value of the remaining gold bullion and dore' at the refinery and the Company recorded an impairment loss of $1,620,000.

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
                                                          ==============    =============    =============


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:



     Deferred tax assets:                                                 1996                 1995
                                                                   ------------------   ------------------
         Reclamation liabilities, accrued for financial
             reporting purposes                                    $        310,000     $        439,000
         Ore inventories, due to additional
            costs deferred for tax purposes.                                91,000               90,000
         Alternative minimum tax credit carryforwards                      157,000              157,000
         Net operating loss carryforwards                                3,826,000            3,343,000
         Other                                                                   -                8,000
                                                                   ------------------   ------------------

          Total gross deferred tax assets                                4,384,000            4,037,000
          Less valuation allowance                                      (3,838,000)          (3,612,000)
                                                                   ------------------   ------------------
          Total deferred tax assets                                        546,000              425,000
                                                                   ------------------   ------------------
     Deferred tax liabilities:
         Mineral properties, principally due to the
            capitalization of exploration and development costs
            for financial reporting purposes                              (397,000)            (296,000)
         Unrealized gain on commodity futures contracts
            recognized for tax purposes                                    (62,000)                   -
         Plant and equipment, principally due to accelerated tax
            depreciation.                                                  (87,000)            (129,000)
                                                                   ------------------   ------------------
          Total gross deferred tax liabilities                            (546,000)            (425,000)
                                                                   ==================   ==================
          Net deferred income taxes                                $                    $
                                                                                 -                    -
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

     Forward sales contracts and silver call options that are not hedges are recorded on the Consolidated Statements of Financial Position at market value and any unrealized gains or losses are recognized on the Consolidated Statements of Operations.

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

Note 15 - Subsequent Events

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

     Note 16 - Generally Accepted Accounting Principles in the United States and Canada

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in Canada. Differences which materially affect these consolidated financial statements are:

Convertible Debt Securities

     The Company has recorded convertible debt due September 2000 using the accounting principles generally accepted in the United States, whereby the $$2,500,000 due is presented as long term debt at December 31, 1996. Had the Company prepared its financial statements using the accounting principles generally accepted in Canada, as of December 31, 1996 the Company would have recorded approximately $2,023,000 of additional paid in capital relating to the conversion rights of the convertible debt, with the remaining $477,000 presented as long term debt.

Cash Flow Presentation

     The Company has presented its financial statements using the accounting principles generally accepted in the United States, which requires the cash flow statement exclude all non cash activities. Had the Company presented its financial statements using the accounting principles generally accepted in Canada, the Company's additions to property, plant and equipment would have been increased by $4,000,000 and proceeds from issuance of common stock would have been increased by $4,000,000 for the year ended December 31, 1996, representing the estimated fair value of the common stock issued to NPMC to acquire leasehold and other property interests in the Illinois Creek Project.


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



                   Date:  3/31/97                      /s/ Donald P. Bellum
                                                       -----------------------------------------------------
                                                       Donald P. Bellum, President, Chief Executive
                                                       Officer, and Chairman of the Board of Directors

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