Form 10-Q
period 1997-03-31
USMX INC
filed 1997-05-15
CIK 315523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from ______________________ to ______________________


                          Commission File Number 0-9370

                              --------------------
                                   USMX, INC.
             (Exact name of registrant as specified in its charter)
                              --------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
               Class of Common Stock                       Outstanding at
                                                             May 14, 1997
       ----------------------------              ------------------------------
                  $.001 par value                            16,184,182

     PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements




USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Amounts in Thousands)
                                                                               March 31,          December 31,
                                                                                  1997                1996
ASSETS                                                                      -------------       --------------
    Cash and equivalents                                                    $     -             $       238
    Restricted cash                                                                28                   108
    Inventories                                                                   288                   688
    Federal income taxes receivable                                               424                   424
    Other current assets                                                          931                   803
                                                                            -------------       -----------
      Total current assets                                                      1,671                 2,261
                                                                            -------------       -----------
    Property, plant & equipment .                                              48,935                46,439
    Accumulated depreciation, depletion and amortization.                      (3,514)               (3,532)
                                                                            -------------       -----------
      Net property, plant and equipment .                                      45,421                42,907
    Reclamation surety and other assets                                         4,990                 4,987
                                                                            -------------       -----------
Total assets                                                                $  52,082           $    50,155
                                                                            ===========         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                                        $   7,733           $     6,708
    Current portion of long term debt                                          23,762                21,710
    Accrued salaries                                                               49                    84
    Accrued reclamation                                                           744                   843
    Other accrued liabilities                                                     279                    48
                                                                            -------------       -----------
      Total current liabilities                                                32,567                29,393
                                                                            -------------       -----------
     Note payable related party                                                 3,896                 3,923
     Other liabilities                                                            298                   298
    Stockholders' equity
      Common stock                                                                 16                    16
      Additional paid-in capital .                                             19,581                19,581
      Retained earnings                                                        (4,276)               (3,056)
                                                                            -------------       -----------
Total liabilities and stockholders' equity                                  $  52,082           $    50,155
                                                                            ===========         ============

     The accompanying notes are part of the condensed consolidated financial statements.


USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)
                                                                  Three Months Ended
                                                                         March 31,
                                                                   1997            1996
                                                               ----------      ----------
Sales                                                          $    -          $    -
Cost applicable to sales                                            -               -
                                                               ----------      ----------
Gross loss                                                          -               -
General and administrative expenses                               1,182             564
Prospecting costs                                                    57             194
Mineral property abandonments                                       -               -
                                                               ----------      ----------
Loss from operations                                             (1,239)           (758)
Royalty income                                                      180             180
Other income (expense), net                                        (161)             77
                                                               ----------      ----------
Loss before income tax provision.                                (1,220)           (501)
Income tax benefit                                                  -               (23)
                                                               ----------      ----------
Net loss                                                       $ (1,220)       $   (478)
                                                               ----------      ----------
Loss per common share                                          $  (0.08)       $  (0.03)
                                                               ----------      ----------
Weighted average common and common equivalent
shares outstanding                                               16,184          14,739
                                                               ==========       =========

     The accompanying notes are part of the condensed consolidated financial statements.


USMX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                           -----------------------
                                                                              1997           1996
                                                                           --------       --------
Net cash used in operations                                                $ (983)         $ (867)
                                                                           --------       --------
Net cash provided by (used in) investing activities:
    Capital additions and property acquisitions                            (1,453)         (1,437)
    Proceeds from sale of property plant and equipment                        147             -
                                                                           --------       --------
                                                                           (1,306)         (1,437)
                                                                           --------       --------
Net cash provided by (used in) financing activities:
Proceeds of notes payable                                                   2,051             -
                                                                           --------       --------
                                                                            2,051             -
                                                                           --------       --------
Increase (decrease) in cash and equivalents                                  (238)         (2,304)
Cash and cash equivalents at beginning of period                              238           5,226
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $  -            $2,922
                                                                           --------       --------

                                                                              Three Months Ended
Supplemental Disclosures of Cash Flow Information                                  March 31,
                                                                              1997           1996
                                                                           --------       --------
Cash paid during the period for:
  Interest                                                                 $  177          $  -
  Income taxes                                                             $    5          $  -




     The accompanying notes are part of the condensed consolidated financial statements.

USMX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

Note 2 - Income Taxes

         The income tax provisions were computed using the expected annual effective income tax rate. The effective income tax rate varies from the statutory rate primarily due to differences in tax and book treatment of statutory depletion on mining properties.

Note 3 - Inventories

         Inventories at March 31, consisted of the following:

                                       1997              1996
                                       ----              ----
         Ore inventories              $200,000     $       -
         Supplies Inventories           88,000             -
                                      --------     ------------
                                      $288,000     $       -
                                      ========     ============

Note 4 - Long Term Debt

         On February 5, 1997, the Company signed a definitive merger agreement with Dakota Mining Corporation ("Dakota") whereby the shareholders of the Company will receive one share of Dakota common stock for every 1.1 shares of the Company's common stock and the Company will become a wholly owned subsidiary of Dakota ("the Merger").

         As part of the merger agreement, Dakota and the Company agreed that Dakota would provide a $5 million line of credit to the Company to provide interim working capital to sustain the Company's operations until the Merger is consummated. The line of credit bears interest at the rate of one per cent above a quoted prime rate and is due August 31, 1997 or earlier if the merger agreement is terminated, under certain cercumstances, before such date. The proceeds are to be used to pay certain ongoing operating expenses of the Company, primarily in connection with start-up activities associated with the Illinois Creek Mine and to partially pay trade creditors of the Company and its subsidiaries.

         The line of credit is evidenced by two notes with similar terms but different amounts and different securities. A $2 million note ("the first note") is secured by a second priority position in the shares of USMX of Alaska and ranks pari passu with the $22 million loan of Rothschild (which holds the first priority position in such collateral). USMX of Alaska is the subsidiary holding title to the Illinois Creek Mine. A second note for $3 million ("the second note") is secured by a first position on all of the shares of USMX's Mexican subsidiary and a first position on USMX's Thunder Mountain property in Idaho. Rothschild was granted a second priority security position in the second note security. Funding for the line of credit is being provided from the proceeds of a Special Warrant offering by Dakota described below.

         In February 1997, Dakota offered by way of private placement 25,000 Special Warrants at a price of Cdn. $1,000 per Special Warrant resulting in gross proceeds of Cdn. $25 million. Each Special Warrant entitles the holder to receive one 7.5% unsecured subordinated convertible debenture in the amount of Cdn. $1,000. Of the proceeds, US $5.0 million have been released immediately and the remaining proceeds have been deposited in escrow pending completion of the merger and approval by the Dakota shareholders of the issuance of the common shares underlying the debentures. Completion of this offering was a condition of the Company's obligation to proceed with the merger. At March 31, 1997, the Company had made draws against the line of credit totaling approximately $1.8 million.

Note 5 - Commitments and Contingencies

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

Hedging

         As part of its gold hedging program the Company has entered into agreements with a major financial institution to deliver gold. Realization under these agreements is dependent upon the ability of the counterparties to perform in accordance with the terms of the agreement. As of March 31, 1997, the Company had entered into forward sales contracts for 140,900 ounces of gold for delivery at various dates through December 31, 1999 at an average selling price of $410 per ounce. Delivery under these spot deferred contracts can be deferred at the Company's option up to forty months depending on the individual contract. The aggregate unrealized excess of the net market value of the Company's forward sales contracts over the spot gold price of $351 per ounce as of March 31, 1997, is approximately $5,644,000.

         The Company has also written silver call options, which if exercised, would become spot deferred contracts with delivery deferred as previously described. At March 31, 1997 the Company had sold 825,300 ounces of silver call option contracts all at a strike price of $5.50 per ounce expiring on dates ranging from September 28, 1997 through December 29, 1999.

                  Forward sales contracts and silver call options that are not considered hedges are recorded on the Consolidated Statements of Financial Position at market value and any unrealized gains or losses are recognized on the Consolidated Statements of Operations.

Note 6 - Subsequent Event

         One of the construction contractors on the Illinois Creek Property in Alaska has submitted invoices and claims totaling approximately $7 million and filed a lien on the property for work completed in 1996. At March 31, 1997, the Company had paid the contractor $1,772,000. In April, 1997, USMX and the construction contractor agreed to settle the claim for $5 million in cash and shares of the Company's common stock. The terms of the settlement include an additional cash payment of approximately $445,000 which was made in April, 1997, the issuance of one million shares of the Company's common stock to the contractor, immediately prior to the merger with Dakota, and a final cash payment of approximately $1,783,000 upon completion of the merger with Dakota. At March 31, 1997, accounts payable on the accompanying Consolidate Statements of Financial Position include a liability of approximately $3,228,000 related to this settlement.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition



Going Concern Uncertainty

         USMX, Inc. (the "Company" or "USMX") has suffered recurring losses and cash flow deficits from operations and currently has no mines in operation. At March 31, 1997, USMX has an accumulated deficit of approximately $4,276,000, a working capital deficiency of approximately $30,896,000 and is not in compliance with certain covenants of its long term debt agreements. In addition, significant additional funds will be required to bring USMX's Illinois Creek Mine into production. USMX's auditors included an explanatory paragraph in their opinion relating to the financial statements at December 31, 1996, that states that these matters raise substantial doubt about USMX's ability to continue as a going concern and that the financial statements as of December 31, 1996, do not include any adjustment that might result from the outcome of this uncertainty.

         USMX has entered into a Merger Agreement with Dakota pursuant to which USMX will become a wholly owned subsidiary of Dakota (the "Merger"). The Merger is subject to approval by the TSE, stockholder and creditor approval, review by other regulatory authorities, and other customary conditions. The proposed merger will be considered by USMX's stockholders at the Annual Meeting of Stockholders which is scheduled to be held on May 27,1997. In connection with the Merger, Dakota agreed to loan up to $5 million to USMX to be used to pay for work completed and ongoing work at the Illinois Creek Mine prior to the Merger. In connection with the Merger, USMX's principal lender, N M Rothschild and Sons Limited ("Rothschild"), agreed with Dakota not to accelerate the due date of any loans to USMX or to exercise any rights it may have to collateral security (except for payment or bankruptcy defaults) until the earlier of the consummation of the Merger, the termination of the Merger Agreement in accordance with its terms, or June 30, 1997.

         Should USMX be unable to complete the Merger with Dakota, the ability of USMX to continue as a going concern is dependent on the continued forbearance of Rothschild, and the commencement and continuation of successful profitable operations at the mine. Future success of the mine is dependent on USMX's ability to produce gold from the mine in quantities and at costs consistent with those projected by USMX.

Liquidity and Capital Resources

         Cash and cash equivalents decreased during the three months ended March 31, 1997, by $238,000 as a result of capital additions of $1,453,000 to the Company's Illinois Creek property in Alaska and cash used in operations of $983,000 partially offset by proceeds of notes payable of $2,051,000 and proceeds from the sale of equipment.

         On January 3, 1997, USMX entered into an agreement in principle to merge with Dakota. On February 5, 1997, USMX signed a definitive Merger Agreement with Dakota whereby USMX Stockholders will receive one Dakota Common Share for every 1.1 shares of USMX Common Stock and USMX will become a wholly-owned subsidiary of Dakota. As part of the Merger Agreement, Dakota and USMX agreed that Dakota would provide up to a $5 million line of credit to USMX to provide interim working capital to sustain USMX operations until the Merger is consummated. The proceeds are to be used to pay certain ongoing operating expenses primarily in connection with start-up activities associated with the Illinois Creek Mine and to partially pay trade creditors.

         The $5 million line of credit is evidenced by two promissory notes with similar terms but different amounts and different securities. The $2 million promissory note ("Note 1") is secured by a second priority position in all of the capital stock of USMX of Alaska, Inc. owned by USMX. USMX of Alaska, Inc. holds title to the Illinois Creek Mine. The second promissory note for $3 million ("Note 2") is secured by a first position on all of the capital stock of MXUS S.A. de C.V., USMX's Mexican Subsidiary, and a first position on USMX's interest in the Thunder Mountain property in Idaho. USMX and Dakota agreed to grant Rothschild a second priority security position in the security for Note 2. At March 31, 1997, the Company had made draws against the line of credit totaling approximately $1.8 million.

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

         USMX estimates that an additional $7 million, including $3.2 million of working capital will be required to bring the mine to production. In addition, one of the construction contractors on the Illinois Creek Property in Alaska has submitted invoices and claims totaling approximately $7 million and filed a lien on the property for work completed in 1996. At March 31, 1997, the Company had paid the contractor $1,772,000. In April, 1997, USMX and the construction contractor agreed to settle the claim for $5 million in cash and shares of the Company's common stock. The terms of the settlement include an additional cash payment of approximately $445,000 which was made in April, 1997, the issuance of one million shares of the Company's common stock to the contractor immediately prior to the merger with Dakota, and a final cash payment of approximately $1,783,000 upon completion of the merger with Dakota. At March 31, 1997, the Company had recorded a liability of approximately $3,228,000 related to this settlement.

         In the event the Merger is not consummated, USMX would need to obtain other financing or attempt to merge or engage in another form of business combination with an entity with available cash resources, or sell assets. Prior to entering into the agreement in principle to merge with Dakota, USMX had contemplated a public offering of securities to raise additional capital. USMX determined not to proceed with such plans because of the attractiveness of the Merger with Dakota. Nonetheless, considerable preparation for such offering had been accomplished, including regulatory filings and preliminary marketing arrangements. Moreover, Illinois Creek is presently closer to production and the ability to achieve cash flow from operations is nearer to realization. USMX has also reduced its recurring general and administrative expenditures in an effort to lower its ongoing cash requirements. As a result, USMX believes that it has reasonable prospects for continued forbearance from Rothschild and other creditors pending receipt of funds from operations at Illinois Creek and proceeds of a securities offering or as a result of another business combination. USMX also believes that the prospects for sale of its principal asset, the Illinois Creek Mine, are enhanced as the plans for production are advanced. Therefore, USMX believes that it has a viable plan for continuation of operations. As noted above, and in the Joint Proxy Statement/Prospectus sent to USMX's stockholders, in connection with the Annual Meeting of Stockholders. USMX's plan is subject to substantial risk and success of its plan is not assured.

         In addition to construction and working capital requirements at Illinois Creek, USMX is required by the terms of the credit agreements with Rothschild to deposit $1.5 million in a Proceeds Account, by December 31, 1996, for use only in connection with the Project and to maintain certain financial ratios related to the Project and to USMX. At March 31, 1997, USMX was unable to comply with the requirements. As a result of the covenant violations, at December 31, 1996 and March 31, 1997, the loans from Rothschild have been classified as a current liability. As of March 31, 1997 the Company has made draws on the Rothschild credit facility totaling approximately $21,360,000.

Results of Operations

     The Company sustained a net loss for the first quarter of 1997 of $1,220,000, compared with a net loss of $478,000 for the same period of 1996.

         Production at the Company's Goldstrike Mine was terminated October 1, 1995, and rinsing of the heaps commenced. Also, the Company has not commenced production at its Illinois Creek Mine. Consequently, the Company had no gold sales during the first quarter of 1997, or the first quarter of 1996.

         General and administrative costs were $1,182,000 during the first quarter of 1997, compared to $564,000 for the same period of 1996. The increase was attributable primarily to legal, accounting and professional fees related to the proposed merger and an estimated provision of $253,000 related to termination settlements with four of the Company's officers.

         Prospecting costs were reduced to $57,000 during the first quarter of 1997 compared to $194,000 during the first quarter of 1996, as the result of the Company's postponement of all non-essential exploration related activity.

         The Company recorded other expense of $161,000 during the first quarter of 1997 compared to other income of $77,000 for the first quarter of 1996. The change is principally the result of reduced interest received during the first quarter of 1997 compared to the same period of 1996 because of lower cash balances and increased interest expense related to increased borrowings during 1996.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - None

         (b)      Reports on Form 8-K

                  During the Quarter ended March 31, 1997, the Company filed a Form 8-K reporting under Item 5. a letter agreement in principle regarding a proposed business combination of the Company and Dakota Mining Corporation, dated January 3, 1997. The letter agreement in principle was filed as an exhibit to the Form 8-K.

                  During the Quarter ended March 31, 1997, the Company filed a Form 8-K reporting under Item 5. the agreement and plan of merger between the Company and Dakota Mining Corporation dated February 4, 1997. The agreement and plan of merger and other pertinent documents were filed as exhibits to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   USMX, INC.
                                  (Registrant)

 Date:    May 15, 1997                     By:    /s/ Gregory Pusey
---------------------------           --------------------------------
                                         Gregory Pusey, President

Date:    May 15, 1997                     By:    /s/ Daniel J. Stewart
--------------------------           ----------------------------------
                                     Daniel J. Stewart, Controller, (Principal
                                      Accounting Officer)